Form 10-K405
period 1999-12-31
PETRO STOPPING CENTERS HOLDINGS LP
filed 2000-03-29
CIK 1094067

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            -----------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 1999


                       Commission file number 333-87371

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
          (Exact name of each registrant as specified in its charter)

               Delaware                                    74-2922482
   (State or other jurisdiction of                      (I.R.S. employer
    incorporation or organization)                    identification No.)


          6080 Surety Drive
           El Paso, Texas                                     79905
   (Address of principal executive offices)                 (zip code)


Registrant's telephone number, including area code:      (915) 779-4711

                          __________________________

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None
                           __________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes  X    No ___
                 ---

     State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant.
                                Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Item 14 of Part IV are incorporated by reference to: Petro Stopping Centers, L.P.'s Registration Statement No. 33-76154, filed on April 26, 1994; Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on April 14, 1997; Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed on March 30, 1998; Petro Stopping Centers, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed on May 15, 1998; Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999; Petro Stopping Centers, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on May 14, 1999; Petro Stopping Centers, L.P.'s Current Report on Form 8-K filed on August 6, 1999; and Petro Stopping Centers Holdings, L.P.'s Registration Statement (Registration No. 333-87371).

================================================================================

                                    PART I

Item 1.   Business

General

     We are a nationwide operator of large, multi-service truck stops with a network of 53 facilities known as Petro Stopping Centers ("Stopping Centers"), located in 30 states. Our business was founded by J.A. Cardwell Sr., who opened the first truck stop in El Paso, Texas in 1975. We have built our reputation by providing the "quality difference," which we believe to be a high level of customer service and quality products delivered in a consistently clean and friendly environment. Each Stopping Center offers a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants ("Iron Skillet"), truck preventive maintenance centers ("Petro:Lubes") and travel and convenience stores to commercial truck drivers, other highway motorists and local residents. Of the 53 Stopping Centers, 23 are operated by franchisees who are required to meet our high standards of quality and service.

     Our primary customers are commercial trucking fleets and professional truck drivers that comprise the long-haul sector of the trucking industry. We sell diesel fuel to approximately 9,000 trucking accounts.

     Our facilities are designed to offer a number of benefits to truck fleet operators and drivers. These benefits generally include well-lit and fenced parking lots to enhance security for drivers, trucks and freight; spacious parking areas and traffic flow patterns designed to reduce accidents; and fewer stops and out-of-route miles through the use of our one-stop, multi-service facilities. As trucking fleets consolidate and outsource their fueling as well as maintenance requirements, we expect that our facilities will experience growth in diesel fuel volume and preventive maintenance revenues.

Recapitalization

     On July 23, 1999, Petro Stopping Centers, L.P. ("the Operating Partnership"), certain of its partners and an affiliate of Volvo Trucks North America, Inc. ("Volvo") consummated a transaction pursuant to which Petro Stopping Centers Holdings, L.P. ("Holdings") was formed as a Delaware limited partnership, and substantially all of the owners in the Operating Partnership at that time (other than Petro Holdings G.P. Corp. and Petro Holdings L.P. Corp., each of which were affiliates of Chartwell Investments, Inc. (collectively, "Chartwell") and Kirschner Investments, a company franchisee), including Petro, Inc. (together with J.A. Cardwell Sr., James A. Cardwell Jr., and JAJCO II, Inc. ("JAJCO"), collectively, the "Cardwell Group"), exchanged their interests in the Operating Partnership for identical interests in Holdings and became owners in Holdings. Petro Holdings Financial Corporation was formed for the purpose of serving as co-issuer of 15.0% new senior discount notes. Petro Holdings Financial Corporation, the Operating Partnership and its subsidiary, Petro Financial Corporation, became our subsidiaries. Petro Warrant Holdings Corporation ("Warrant Holdings") was formed for the purpose of owning a common limited partnership interest in Holdings and issuing the warrants that are exchangeable into all of the common stock of Warrant Holdings. In addition, Volvo Petro Holdings L.L.C. ("Volvo Trucks"), the affiliate of Volvo, invested $30.0 million to acquire a 28.7% limited common partnership interest while Mobil Long Haul, Inc., an affiliate of Mobil Oil Corporation, invested an additional $5.0 million in Class B convertible preferred partnership interests. We purchased 50.8% of common interest in the Operating Partnership owned by affiliates of Chartwell for aggregate consideration of approximately $69.8 million, which consisted of a $55.0 million cash payment and the issuance to Chartwell of approximately $14.8 million in accreted value ($11.2 million net of an imputed market rate of interest discount) of 15.0% new senior discount notes due 2008, without warrants. We also purchased the 2.0% of common interests in the Operating Partnership owned by Kirschner for cash consideration of $2.8 million. The foregoing is referred to as the "Recapitalization." We accounted for the acquisition of Chartwell's and Kirschner's interests under the purchase method during the third quarter of 1999.

     As part of the Recapitalization, we issued 82,707 units each consisting of $1,000 principal amount at stated maturity of our 15.0% senior discount notes due 2008 and 82,707 exchangeable Warrant Holdings' warrants. As consideration for issuance of the units, we received $40.0 million cash of which

$30.3 million was allocated to the senior discount notes and $9.7 million was allocated to the warrants. We had acquired the warrants from Warrant Holdings for $9.7 million. Warrant Holdings, in turn, invested the $9.7 million to acquire a 10.0% common limited partnership interest in us. The amount allocated to the warrants is based on Warrants Holdings' 10.0% common limited partnership interest and on our common equity value, net of an estimate of Recapitalization costs not borne by Warrant Holdings, established in conjunction with the admission of Volvo Trucks and the purchase of Chartwell's and Kirschner's interests in the Operating Partnership. Upon an exchange event, such as a change in control, IPO, a bankruptcy filing, the warrants will be exchanged, for no additional consideration, for 100% of the common stock of Petro Warrant Holdings Corporation, whose sole asset currently is approximately 10.0% of the common limited partnership interests in us. Prior to August 1, 2002, we have the right to repurchase the warrants at a price per warrant initially equal to $134.87 and increasing to $155.87 on August 1, 2000 and $178.37 on August 1, 2001. If the warrants have not been exchanged by August 1, 2004, we will be obligated to repurchase the warrants at fair market value. As a result of the contingent repurchase obligation, the warrants have been recorded outside partners' deficit as contingently redeemable warrants in the audited consolidated balance sheets included herein. Future changes (determined each balance sheet date in a manner consistent with the determination of market price of partnership interests described in Note 12 in our audited consolidated financial statements included herein), if any, in the value of the warrants will be charged directly to partners' capital (deficit).

     As a result of the Recapitalization, we own approximately 99.5% of the common interests of the Operating Partnership. Our common limited partnership interests are owned by the Cardwell Group (approximately 51.6%), Volvo Trucks (approximately 28.7%), Mobil Long Haul (approximately 9.7%) and Warrant Holdings (approximately 10.0%) and our mandatorily redeemable preferred partnership interests are owned by Mobil Long Haul ($17.0 million) and the Cardwell Group ($7.6 million). Petro, Inc. and another affiliate of the Cardwell Group own the remaining 0.5% of the Operating Partnership. Generally accepted accounting principles require negative capital accounts of minority partners in consolidated subsidiaries to be recorded in partners' capital (deficit).

     Our formation (whereby certain of the Operating Partnership's partners exchanged their interests in the Operating Partnership for identical interests in us) was recorded at predecessor basis and has been reflected in the accompanying consolidated financial statements in a manner similar to a pooling-of-interests. Accordingly, the accompanying consolidated financial statements reflect the historical amounts and results of operations of our consolidated subsidiaries as if the exchange referred to above had occurred on the first day of the first period presented.

     The Operating Partnership also amended its senior collateralized credit facility as part of the Recapitalization. The new senior credit facility consists of an $85.0 million revolving credit facility and a $40.0 million term loan B. The proceeds of the new term loan B were used to repay principal amounts due under the term A and B loans and the expansion facility of the previous senior credit facility of approximately $38.1 million, plus accrued interest. The new senior credit facility is collateralized by substantially all of the Operating Partnership's assets and contains certain covenants as described in
Note 7 to notes to consolidated financial statements included herein.

     We funded a portion of the purchase of the Chartwell and Kirschner interests in the Operating Partnership with debt. We currently have no operations of our own and, therefore are, dependent upon the earnings and cash flows of the Operating Partnership to satisfy our obligations under the 15.0% senior discount notes and warrants.

1997 Recapitalization

     On January 30, 1997, the Operating Partnership consummated a transaction pursuant to which Chartwell and Mobil Long Haul invested $20.7 million and $15.0 million, respectively, to directly acquire the 40.0% common partnership interests owned by The Fremont Group, Inc., an affiliate of Bechtel Group, Inc. and then named Bechtel Investments, Inc. The respective Mobil Long Haul and Chartwell investments were approximately $4.2 million and $5.8 million. The Cardwell Group maintained its capital investment. Kirschner invested $1.0 million in exchange for a 2.0% common partnership interest. Immediately thereafter, the Cardwell

Group and Mobil Long Haul agreed to assign $19.6 million of their capital balances to mandatorily redeemable preferred partnership interests.

     Following these investments, the Operating Partnership's common interests were owned by:

     .    Chartwell (approximately 50.8%),
     .    Cardwell Group (approximately 39.9%),
     .    Mobil Long Haul (approximately 7.3%), and
     .    Kirschner (approximately 2.0%).

     The manditorily redeemable preferred partnership interests were owned by:

     .    Mobil Long Haul ($12.0 million) and
     .    Cardwell Group ($7.6 million).

     As a result of the 1997 recapitalization, Chartwell and the Cardwell Group owned both general and limited partnership interests and Mobil Long Haul and Kirschner owned only limited partnership interests. The Operating Partnership also entered into certain supply and marketing agreements with Mobil Oil Corporation.

     As part of the 1997 recapitalization, the Operating Partnership issued $135.0 million of 10 1/2% notes due 2007 and repurchased approximately 94.0% of the existing 12 1/2% notes due 2002 and approximately 100% of related outstanding debt warrants. The Operating Partnership also amended our then existing senior collateralized credit facility. The credit agreement consisted of a $25.0 million revolving credit facility, a $14.0 million term loan A, a $30.0 million term loan B and a $40.0 million expansion facility. In connection with the issuance of the 10 1/2% notes, the Operating Partnership capitalized approximately $14.5 million of debt issuance costs and wrote off, as an extraordinary item, $12.7 million of debt restructuring costs. These costs included the write-off of deferred financing costs relating to the replacement of the prior credit agreement, the retirement of term A and B loans, the replacement of the 12 1/2% notes, and the related debt warrants.

Petro Stopping Centers

     We have identified two reportable operating segments. They are our company-operated truck stop and our franchise truck stop operations. We operate large, multi-service truck stops in the United States. Our facilities, which are known as Petro Stopping Centers, generally are built on fifteen to thirty acres situated at a convenient location with easy interstate highway access. They can accommodate 200 to 300 trucks and 100 to 175 cars or recreational vehicles in spacious, well-lit and fenced parking lots, which are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks and freight. Within the Petro Stopping Center network, we offer standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other motorists. These include separate gas and diesel fueling islands, our home-style "Iron Skillet" restaurants, truck preventative maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers' needs during long periods away from home. Additionally, we provide amenities such as telephone, fax, photocopying, computer, other communication services and postal services. Petro Stopping Centers also offer certified truck weighing scales, truck washes, laundry facilities, private showers, game, television and movie rooms, barbershops, and at some sites, medical services. We have aggregated our company truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop.

     In addition to company operations, we are a franchisor to 23 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our name and for services provided to the franchisees. During 1997, 1998, and 1999, these revenues were $4.0 million, $4.5 million, and $5.0 million, respectively, and are included in non-fuel revenues reported on the accompanying consolidated statements of operations. We do not allocate any expenses or assets in measuring this segment's profit and loss.

     The following table sets forth our total consolidated revenues by major source:

                    SUMMARY OF HOLDINGS' SOURCES OF REVENUE

                                    Year Ended December 31,
                     ----------------------------------------------------
                            1997             1998                1999
                     ----------------  ----------------   ---------------
                                   (dollars in thousands)

Fuel                 $513,571   74.9%  $464,025   71.0%   $520,680   72.3%
Non-Fuel              122,609   17.9%   136,145   20.8%    143,468   19.9%
Restaurant             49,549    7.2%    53,246    8.2%     55,777    7.8%
                     --------  -----   --------  -----    --------  -----
Total Net Revenue    $685,729  100.0%  $653,416  100.0%   $719,925  100.0%
                     ========  =====   ========  =====    ========  =====

     Of our 30 company-operated Petro Stopping Centers, 27 are full-size locations and three are Petro:2 Centers. All of the company-operated Petro Stopping Centers are owned or leased by us except for the Wheeler Ridge, California facility which is jointly-owned with Tejon Development Corporation. Of our 23 franchised facilities, eighteen are full-service locations and five are Petro:2 Centers. Petro:2 Centers provide the same basic fuel and non-fuel services as full-size Petro Stopping Centers, but on a smaller scale and with fewer amenities.

Fuel

     Each Petro Stopping Center has a diesel fuel island, which is a self-service facility for professional drivers and typically consists of eight to sixteen fueling lanes. The fuel dispensers are computer driven, high speed units. Each fueling lane permits simultaneous fueling of each of a truck's two tanks. Pursuant to our strategic alliance with Mobil Oil Corporation, we sell Mobil branded diesel fuel at all but one of the company-operated diesel fuel islands. All Mobil branded diesel fuel islands and dispensers we operate carry signage with both the "Petro" and "Mobil" brand names.

     In addition to the diesel fuel island for professional drivers, gasoline and automobile diesel fuel are sold from a separate auto fuel island at 29 of our 30 company-operated locations. The auto fuel islands are accessed by separate "auto-only" entrances, which help to separate auto and truck traffic at the facility. The typical auto fuel island is equipped with four to six fuel dispensers for convenient and efficient fueling.

Non-fuel

     In 1983 we opened our first Petro:Lube facility to provide "while-you-wait" preventive maintenance service for trucks. Since that time, Petro:Lubes have been introduced at all but one of our company-operated Petro Stopping Centers. In addition to Petro Stopping Center locations, we opened a stand-alone Petro:Lube in 1996. Petro:Lube facilities offer oil, filter and lubrication services, new, used and retread tires, as well as tire and other minor repairs. We believe we were the first truck stop chain to offer these types of services to truckers on an express basis.

     Each Petro:Lube sells a number of what we believe to be high-quality brands such as: Mobil Delvac, Shell and Chevron heavy duty motor oils and Kelly, Bridgestone, Michelin and Firestone tires. Petro:Lubes primarily feature Mobil's Delvac brand lubricants as part of our marketing strategy with Mobil Oil Corporation, See Item 13, "Certain Relationships and Related Transactions." Each Petro:Lube honors manufacturers' warranties as well as our warranties for work performed at any Petro:Lube throughout the country. Petro:Lube services are primarily utilized by owner/operators and small fleets, but we believe that larger fleets are increasingly looking to outsource their maintenance needs.

     To attract the business of drivers seeking a quick refueling stop, each diesel fuel island includes a "mini-mart" offering an array of deli take-out food, snack foods, beverages, toiletries and a basic selection of trucker accessories and supplies. In addition, other services (including certified scales, check cashing, permit services, faxing and copying) are available at the fuel islands. These facilities enable the driver seeking a quick refueling stop to purchase consumables and services while refueling.

     Each full size Petro Stopping Center also includes a "Travel Store," located in the main facility away from the fueling islands. Travel Stores feature merchandise specifically selected to cater to a professional truck driver's shopping needs during the long periods typically spent away from home. Merchandise categories include food items, clothing, electronics such as televisions, mobile satellite dishes, VCR's and CB radios as well as toiletries, gifts and truck accessories such as cables, fuses, reflectors and antennae. A Travel Store typically carries approximately 7,500 SKUs and averages 1,900 square feet of selling space.

     To meet the personal and business needs of commercial drivers and other motorists, we provide numerous additional services at the main facility of our Petro Stopping Centers. At the typical Petro Stopping Center, customers have access to telephone, internet, money wire services, fax and other communication services, overnight express drop boxes and ATMs. In addition, customers may receive their paychecks and cash advances. At most locations, professional drivers have convenient on-site access to a certified truck weighing scale and a truck wash operated by a third-party that leases part of a Petro Stopping Center to provide these services. For a driver's comfort and relaxation, Petro Stopping Centers provide laundry facilities, game rooms, television viewing rooms and, at nine Petro Stopping Centers, movie rooms. We also lease retail space at our Petro Stopping Centers to independent merchants.

     Each full-size Petro Stopping Center features twelve to eighteen private shower facilities. The showers are fully tiled for easy maintenance and are professionally cleaned after each use. Each shower room is equipped with a lock to provide privacy and security.

     Since June 1993 the Petro Stopping Centers located in Hammond and Shreveport, Louisiana have featured video poker operations. The primary customers for these activities are local area residents. The video poker operations at each of these sites feature 50 machines and are conducted in a stand-alone building, separated from other facilities. A third-party operator manages the video poker operations and incurs all material related expenses while paying a portion of each machine's "winnings" to us. During 1996, the State of Louisiana enacted a statute requiring the cessation of video poker operations unless the parish in which the operations were conducted voted to allow the continued operations of video poker machines. On November 5, 1996, the parish in which the Shreveport facility is located voted to continue to allow video poker operations, while the parish in which the Hammond facility is located voted to disallow video poker operations. Therefore, we were required to and did phase out video poker operations at the Hammond facility at the end of June 1999. As part of the video poker license for 1999-2000, we leased the Shreveport fuel island operation to Petro Truckstops, Inc., in order to satisfy state law requirements.

Restaurants

     Each full-size Petro Stopping Center includes our trademarked "Iron Skillet" restaurant. This home-style, sit down restaurant typically seats approximately 180 customers, and features counter and wait service, a soup and salad bar and three "All-You-Can-Eat" buffets per day. The Iron Skillet prides itself on "home cooked" items prepared fresh at each location. Recipes developed at our test kitchen in El Paso are accessible from each location by computer. Iron Skillet restaurants are open 24 hours per day, 365 days per year and have "drivers only" sections, which are preferred by drivers who like to socialize and exchange information with other drivers at our restaurants. Public telephones are generally available throughout the dining area for customer convenience.

     We have introduced nationally branded fast food concepts at twelve of our locations. We currently operate, under franchise agreements, one Wendy's, two Blimpie Subs & Salads, three Baskin-Robbins, one Tastee Freeze, three Noble Romans, and seven Pizza Hut Express units and plan to selectively expand our fast food program during the next several years. In addition, we have introduced our own branded deli program in some Petro Stopping Centers known as "The Filling Station." At December 31, 1999, we had twelve locations that offered Filling Stations and plan to selectively expand the concept in the future.

Competition

     The U.S. truck stop industry is large and highly fragmented. We believe that there are approximately 2,000 truck stops located on interstate highways, approximately 24.0% of which are operated by four national truck stop chains, of which we are one. The other three chains are TravelCenters of America, Inc., (approximately 160 locations), Flying J Inc. (approximately 130 locations) and Pilot Corporation (approximately 130 locations). We believe that, while we compete with all truck stops, our principal competitors are increasingly these nationwide, multi-service truck stop chains. We also believe that some of these chains have substantially greater financial and marketing resources than we do.

     While we price our diesel fuel competitively, we believe our larger sites with more amenities offer a competitive advantage. A number of other large, multi-service truck stop chains build somewhat smaller and less expensive facilities, emphasizing low-priced diesel fuel and fast food restaurants. Many of the other truck stop chains employ discount pricing of diesel fuel to compete. At the same time, increased competition and consolidation among trucking companies in recent years have increased truck fleet owners' focus on reducing their operating costs. This trend has put increased pressure on diesel fuel margins for us and our competitors. In addition, from time to time, we face intense price competition in some of our markets. Given that approximately two out of every three stops made by a trucker is for a reason other than the purchase of fuel, we believe that the variety of non-fuel services and products we offer will continue to attract professional truck driver business and provide us a competitive advantage in spite of continued fuel pricing competition.

Fuel and Lubricant Suppliers

     As part of the Recapitalization, we terminated our previous fuel and lubricant supply agreements and entered into new ten-year supply agreements with Mobil Oil Corporation under which Mobil Oil Corporation will supply the company-operated Petro Stopping Centers' diesel fuel and gasoline requirements in those markets in which Mobil branded gasoline is available for sale. Under the lubricant supply agreement, we are allowed to purchase such quantities of lubricants as we require at the prices set forth in the agreement. The diesel fuel sold at all but one of our company-operated and some of our franchise operated Petro Stopping Centers is branded Mobil Diesel, and all of our company-operated Petro:Lubes feature Mobil Delvac lubricants. Under the new fuel supply agreement and the agreement for the resale of oils and greases with Mobil Oil Corporation, both dated July 23, 1999, we agreed to purchase Mobil branded lubricant products and Mobil branded diesel fuel for sale and distribution under Mobil's trademarks at our company-operated and eight of our franchise operated truck stops and Mobil branded gasoline for sites as selected by Mobil Oil Corporation as limited however, by existing contractual obligations to purchase gasoline from other suppliers. The Mobil Supply Agreements require that we purchase from Mobil-specified distribution terminals, a minimum number of gallons of diesel fuel on an annual basis, depending on product availability and reductions by Mobil Oil Corporation under described circumstances. For 1999, our annual volume commitment was 172.3 million gallons of Mobil diesel under the fuel supply agreement and 1.2 million gallons of Mobil lubricants under the lubricant supply agreement. This constitutes approximately 37.4% of our current diesel fuel requirements and approximately 63.1% of our lubricant requirements. If we do not purchase any diesel fuel from Mobil Oil Corporation under our Mobil Supply Agreements, our maximum penalty in any year would be $0.0035 per gallon multiplied by the annual volume commitment as provided for in the Mobil Supply Agreements, plus additional amounts for each new Petro Stopping Center we open and which Mobil Oil Corporation agrees to supply. As a result of the Mobil Supply Agreements and to comply with the laws governing the branding of diesel fuel, if Mobil Oil Corporation is unable to supply 100% of our diesel fuel demand due to limited product availability, Mobil Diesel Supply Corporation, a wholly owned subsidiary of Mobil Oil Corporation, purchases additional diesel fuel from third-party suppliers and then sells it to us. Under the terms of the Mobil Supply Agreements, we negotiate with third parties regarding price and other terms, and then designate them to Mobil Diesel Supply Corporation. Third party suppliers are approved by Mobil Oil Corporation if the fuel to be supplied by the third party meets all federal, state and local diesel requirements. Our fuel purchase arrangement with Mobil Diesel Supply Corporation enables us to meet our diesel fuel needs and to comply with branding laws, which require Mobil Oil Corporation to first take possession of the fuel before it can be branded as Mobil diesel.

     The Mobil Supply Agreements allow us to continue to negotiate for the purchase of diesel fuel with third-party suppliers approved by Mobil Diesel Supply Corporation. If we are able to obtain a lower diesel fuel price from a third-party supplier in a particular market area, we may request that Mobil Oil Corporation meet the lower price or allow a portion of our diesel fuel requirements to be supplied from the Mobil Diesel Supply Corporation-approved third-party supplier, in which case Mobil Diesel Supply Corporation would purchase the diesel fuel from the supplier and resell the product to us. Any change in supply source, other than a change resulting from Mobil Oil Corporation's inability to supply, does not affect our requirement to purchase the annual minimum number of gallons from Mobil-specified distribution terminals fixed by the Mobil Supply Agreements. The Mobil Supply Agreements also place a monthly limit on the maximum number of gallons of diesel fuel that we may lift from Mobil-specified distribution terminals. Prices to be charged for fuel sold to us under the Mobil Supply Agreements are based on referenced prices minus discounts and plus delivery costs. See Item 13, "Certain Relationships and Related Transactions." Upon the expiration of the ten year initial term, the Mobil Supply Agreements are renewable for another five year term at the option of Mobil Oil Corporation; however, we have the ability to terminate the agreements at the end of the ten year term at a price based on a formula discussed in the Mobil Supply Agreements.

     We purchase diesel fuel for each of our company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a one to three day inventory of fuel. During 1999, we purchased 100% of our diesel fuel through Mobil Diesel Supply Corporation, approximately 65.8% of which was third-party fuel purchased through this arrangement. The approximate aggregate amount paid under the Mobil Supply Agreements for the year ended December 31, 1999 totaled $422.0 million.

Trademarks and Service Marks

     We are the owner in the United States of various registered trademarks and service marks, including "Petro Stopping Centers," "Petro:Lube," "Iron Skillet" and "Petro:2." We grant franchisees the non-exclusive right to use these proprietary marks at franchised locations. We regard our trademarks and service marks as valuable assets and believe that they have significant value in the marketing of our products and services. We also have several applications to register trademarks and service marks currently pending in the United States Patent and Trademark Office.

Governmental Regulation

Environmental Regulation

     We conduct our operations under extensive federal and state laws, regulations and requirements relating to environmental matters. We use underground and above ground storage tanks to store petroleum products and waste oils. Statutory and regulatory requirements for storage tank systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a storage tank into the environment. We also face regulation relating to vapor recovery and discharges into water. During 1998, we continued the installation of cathodic protection and overfill equipment and devices in our older storage tanks, as required by federal and state law, and all work was completed in December 1998, except in the Corning, California location. The Corning, California work was completed during the third quarter of 1999, and we expended approximately $1.2 million during 1999 to complete this work. Some site remediation will be required in Corning, California as a result of completion of the upgrade work. We believe that all of our storage tanks are in compliance in all material respects with applicable environmental laws, regulations and requirements. Our expenditures for environmental matters were $154,000, $385,000, and $156,000 for the years ended December 31, 1997, 1998, and 1999, respectively. See Note 2 to notes to consolidated financial statements for the year ended December 31, 1999 for a discussion of our accounting policies relating to environmental matters.

     Our ownership of the properties and the operation of our business, may subject us to liability under various federal, state, and local environmental laws, ordinances, and regulations relating to cleanup and removal of hazardous substances (which may include petroleum and petroleum products) on, under, or in our property. Some laws impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. Persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of these substances at the disposal or treatment site, regardless of whether the site is owned or operated by that person.

     We are currently party to one proceeding with the United States Environmental Protection Agency ("EPA") regarding a waste oil storage and recycling plant located in Patterson, Stanislaus County, California (the "Patterson Site"). In the ordinary course of our operations, waste oil products are generated which are required to be transported to off-site facilities for treatment and disposal. Between June 1991 and February 1995 we arranged for the transportation of waste oil products from the Corning location to the Patterson Site. Sometime in 1997 the owners of the Patterson Site abandoned operation of the site, the condition of the site began to deteriorate, and in October 1997 the EPA responded to a request for assistance from the California Department of Toxic Substances Control. Notwithstanding that our activities with regards to use of the Patterson Site were lawfully conducted and have not been challenged by the EPA, by Order issued by the EPA on August 12, 1998 ("Order"), we and 55 other companies were identified by the EPA as "generators, transporters or arrangers for disposal of hazardous substances" as those terms are defined under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C., Sections 9601 to 9675, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and thus are named in the Order as potentially responsible parties, strictly liable under CERCLA for removal activities associated with the Patterson Site. We and approximately 20 of the other 55 companies identified by the EPA are working together towards a resolution and plan of action for completion of the removal activities required by the EPA pursuant to the Order. Although we do not believe that our involvement in the Patterson Site will have a material adverse effect on our consolidated financial condition or results of operation, if a plan of action cannot be agreed upon or if the EPA or the State of California imposes remediation requirements beyond the scope presently contemplated based upon our current understanding with the EPA, our liability could exceed our current expectations. See Note 15 to notes to consolidated financial statements for the year ended December 31, 1999.

     We are defendants in a lawsuit brought by adjoining land owners alleging damage to their property resulting from the discharge of sewage and other run-off at one of our Petro Stopping Centers. We do not believe that our involvement in this matter will have a material adverse effect on our consolidated financial condition or results of operation.

     Where required or believed by us to be warranted, we take action at our locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. In light of our business and the quantity of petroleum products that we handle, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future.

Other Regulations

     We also operate under local licensing ordinances. The issuance of permits for service station and lubrication operations is generally a matter of discretion and dependant on the underlying requirement that the granting of the permit be consistent with the health, safety and moral welfare of the community. Although we believe that careful planning and site selection reduces the likelihood of significant zoning opposition, significant opposition to the construction of a Petro Stopping Center, if encountered, may cause us to incur substantial expenses and delay in the openings of new Petro Stopping Centers.

     Our restaurant operations are conducted under federal, state and local regulations concerning health standards, sanitation, fire and general safety, noncompliance with which could result in temporary or permanent curtailment or termination of a restaurant's operations. In addition, difficulties in obtaining the required licensing or approvals could result in delays or cancellations in the openings of new restaurant facilities.

     In addition, state and local authorities oversee our video poker operations. During 1996, the State of Louisiana enacted a statute requiring the cessation of video poker operations unless the parish in which the operations were conducted voted to allow the continued operations of video poker machines. On November 5, 1996, the parish in which the Shreveport facility is located voted to continue to allow video poker operations, while the parish in which the Hammond facility is located voted to disallow video poker operations. Therefore, we were required to and did phase out video poker operations at the Hammond facility at the end of June 1999. As part of the video poker license for 1999-2000, we leased the Shreveport fuel island operation to Petro Truckstops, Inc., in order to satisfy state law requirements.

     As a franchisor we also operate under federal and state regulation in the states in which we offer franchises or where franchised Petro Stopping Centers are currently operating. Federal regulations require that we provide each prospective franchisee with a disclosure document that provides information regarding the Operating Partnership and the relevant provisions of the franchise agreement and other ancillary contracts. In addition, some state regulations require that the franchisor be registered or be exempt from the applicable registration requirements. Federal and state franchising laws prohibit "deceptive trade practices" and, in some cases, impose fairness and "anti-discrimination" standards on us.

     In addition to the franchise regulations outlined immediately above, our operations are conducted under the Petroleum Marketing Practices Act. The Petroleum Marketing Practices Act is a federal law that prohibits a franchisor engaged in the sale, consignment or distribution of refiner-branded motor fuels from terminating or failing to renew a "franchise" or "franchise relationship," except on specified grounds and only after compliance with the statute's notification provisions. The Petroleum Marketing Practices Act expressly preempts state law concerning the termination, nonrenewal and notice with respect to motor fuel franchises. The Petroleum Marketing Practices Act is enforced judicially through cases interpreting the statute.

     We are considered a franchisor under the Petroleum Marketing Practices Act because we distribute and sell diesel fuel and gasoline under Mobil's trademarks to some of our franchisees. Thus, we are subject, as a franchisor, to the Petroleum Marketing Practices Act's termination, nonrenewal and notice requirements in each of our individual motor fuel contracts with our franchisees. At the same time, we are entitled to the Petroleum Marketing Practices Act's protections in our branded supply agreements with Mobil Oil Corporation as well as other branded suppliers. At December 31, 1999, we are not party to any Petroleum Marketing Practices Act litigation.

     Under the Americans with Disabilities Act of 1990, all public accommodations are required to meet federal requirements related to access and use by disabled persons. While we believe our facilities are in compliance with these requirements, a determination that we are not in compliance with the Americans with Disabilities Act could result in the imposition of fines or an award of damages, which could adversely affect us.

     We believe that all of our Petro Stopping Centers are in compliance in all material respects with existing laws and regulations. However, new laws and regulations could require us to incur significant additional costs.

Employees

     As of December 31, 1999, we had a total of 4,208 employees (all of whom are employees of the Operating Partnership), of which 3,950 were full-time and 258 were part time. At that date, 600 of our employees were salaried and performed executive, management, or administrative functions and the remaining 3,608 employees were hourly employees. Almost 95.7% of our employees worked at the Petro Stopping Centers and most employees at the Petro Stopping Centers work on an hourly basis.

     We have never had a work stoppage. We believe that we provide working conditions, wages and benefits that are competitive with other providers of the kinds of products and services offered by us. We believe that our relations with our employees are good.

Item 2.  Properties

     Our corporate headquarters is located in a three-story building in El Paso, Texas, which contains approximately 30,000 square feet of space. The office building is owned by J.A. Cardwell, Sr., the President of Holdings and Chief Executive Officer and Chairman of the Operating Company. We lease the entire building under a lease expiring on December 31, 2005, paying monthly rent totaling $336,000 per year, as well as taxes, maintenance and other operating expenses. See Item 13, "Certain Relationships and Related Transactions."

     We own the underlying land and all facilities at 25 of our 30 company-operated Petro Stopping Centers, own all but four acres of the West Memphis site, own the facility and lease the land at the Hammond, Louisiana and Jackson, Mississippi sites and lease both the Effingham, Illinois and North Baltimore, Ohio sites in their entirety. The Petro Stopping Center located in Effingham, Illinois, is leased from an entity owned by current and former employees of the Operating Partnership. See Item 13, "Certain Relationships and Related Transactions."

     In August and November of 1998, we purchased land in Mebane, North Carolina and Glendale, Kentucky, respectively, and in September and October of 1999, we also purchased land in North Las Vegas, Nevada and Marianna, Florida, respectively, for the future construction of four new Petro Stopping Centers. We also own a site in Green River, Wyoming which is suitable for the construction of a new Petro Stopping Center. We have options, which expire in December 2006, to purchase vacant land owned by the Cardwell Group or their affiliates that is located adjacent to four existing Stopping Centers: Shreveport, Louisiana (seven acres); Weatherford, Texas (thirty-four acres); Beaumont, Texas (seventeen acres); and Oklahoma City, Oklahoma (thirty acres). See Item 13, "Certain Relationships and Related Transactions."

     The following table outlines the company-operated Petro Stopping Centers at December 31, 1999:

                                                                                         Size of Main
                                                     Petro Stopping     Total Location     Building
Location                         Date Opened         Center Acreage         Acreage        (Sq. Ft.)
------------------------------------------------------------------------------------------------------
El Paso, Texas                   April 1975                 31                 51           20,000
Weatherford, Texas               September 1977             25                 25           21,000
Beaumont, Texas                  May 1981                   20                 20           13,500
San Antonio, Texas               September 1982             21                 21           13,200
Eloy/Casa Grande, Arizona        June 1984                  23                 36           12,300
Corning, California              May 1985                   18                 18           12,300
Amarillo, Texas                  June 1985                  20                 32           17,300
Shreveport, Louisiana            November 1985              18                 21           13,800
Hammond, Louisiana               January 1986               16                 21           12,300
West Memphis, Arkansas           August 1986                24                 63           15,700
Milan, New Mexico                November 1986              23                 30           13,800
Knoxville, Tennessee             March 1987                 25                 25           13,800
Kingman, Arizona                 December 1987              38                 67           18,200
Oklahoma City, Oklahoma          May 1988                   30                 30           14,600
Perrysburg/Toledo, Ohio          August 1988                33                 74           20,000
Kingdom City, Missouri           February 1989              25                 35           20,500
Bucksville, Alabama              February 1990              48                 51           14,400
Girard/Youngstown, Ohio          May 1990                   29                 98           20,000
Vinton, Texas                    January 1991                8                 19            4,800
Effingham, Illinois              March 1991                 30                 30           20,000
Kingston Springs, Tennessee      September 1991              9                 12            6,900
Shorter, Alabama                 September 1991              9                  9           12,700
Atlanta, Georgia                 March 1992                 64                 69           21,500
Laramie, Wyoming                 October 1993               35                 50           15,500
Medford, Oregon                  January 1995               15                 15           11,500
Ocala, Florida                   June 1995                  37                170           20,500
North Baltimore, Ohio            August 1997                17                 40           29,000
North Little Rock, Arkansas      September 1997             17                 24           16,000
Wheeler Ridge, California (1)    June 1999                  51                 76           27,900
Jackson, Mississippi             November 1999              17                 21           23,200

(1) The Wheeler Ridge facility is company-operated and jointly-owned with Tejon Development Corporation. See, "Agreement with Tejon."

     We also currently have under construction new Petro Stopping Centers in Mebane, North Carolina and Glendale, Kentucky, which are to open in April and June of 2000, respectively.

Franchises

     Each existing franchise agreement grants to the franchisee the right and license to operate a Petro Stopping Center in a specified territory. The franchise agreements require that the franchisee, at its expense, build and operate the Petro Stopping Center in accordance with requirements, standards and specifications prescribed by us, including site approval, and that the franchisee purchase products from suppliers approved by us. We, in turn, are obligated to provide the franchisee with, among other things, advisory assistance with the operation of the Petro Stopping Center and advertising and promotional programs.

     The agreements require the franchisee to pay us, in addition to initial fees and training fees, a monthly royalty fee and a monthly advertising fee (administered through an advertising fund for national and regional advertising). In some instances, we may waive our contractual right to receive royalties with respect to a particular location for short periods of time. For the year ended December 31, 1999, our revenues from our 23 franchise locations totaled $5.0 million. In addition, franchisees contributed $432,000 to the advertising programs.

     While a majority of diesel purchases at Petro Stopping Centers are paid for by third-party billing companies, a portion of diesel fuel purchases are paid for through direct billing arrangements with particular trucking companies. As provided in the franchise agreements, we purchase all of the receivables generated by the franchisees from customers using direct billing arrangements. These purchases are on a non-recourse basis to the franchisee.

     In addition, upon termination or expiration of the franchise agreement in the event that the franchisee wishes to accept an offer from a third-party to purchase its facility, each franchise agreement grants us a right of first refusal to purchase the facility, at the price offered by the third party. Similarly, in fourteen cases, we have the right to purchase the franchise for fair market value, as determined by the parties or an independent appraiser, upon termination or expiration of the franchise agreement.

     All franchises are operated under franchise agreements which, with the exception of one, are for an initial ten-year term and are automatically renewed for two consecutive five-year terms, unless the franchisee gives a termination notice at least twelve months prior to the expiration of the franchise agreement. As of December 31, 1999, we had 23 franchise locations open and operating in the following markets:

                                                             Expiration of
Location                          Date Opened             Initial Franchise Term
--------------------------------------------------------------------------------

Elkton, Maryland                   Sept. 1985                   Sept. 1995(a)
Ft. Chiswell, Virginia             Mar.  1986                   Mar.  1996(a)
Portage, Wisconsin (b)             Sept. 1986                   Dec.  2001
Joplin, Missouri                   Oct.  1987                   Oct.  1997(a)
Lake Station, Indiana              Oct.  1987                   Oct.  1997(a)
Ruther Glen, Virginia              Mar.  1988                   Mar.  1998(a)
Benton Harbor, Michigan            July  1989                   July  1999(a)
New Paris, Ohio                    Oct.  1989                   Oct.  1999(a)
Salina, Kansas                     Feb.  1990                   Feb.  2000(a)
Jerome/Twin Falls, Idaho(c)        Dec.  1990                   Dec.  2000
Florence, South Carolina           Feb.  1991                   Feb.  2001
Rochelle, Illinois                 Apr.  1992                   Apr.  2002
Fargo, North Dakota                Nov.  1994                   Nov.  2004
Carnesville, Georgia               Jan.  1995                   Jan.  2005
Bordentown, New Jersey             Jan.  1996                   Jan.  2006
York, Nebraska                     Dec.  1996                   Dec.  2006
Dupont, Pennsylvania               May   1997                   May   2007
Claysville, Pennsylvania           Nov.  1997                   Nov.  2007
Breezewood, Pennsylvania           Feb.  1998                   Feb.  2008
Milton, Pennsylvania               Mar.  1998                   Mar.  2008
Monee, Illinois                    April 1998                   Apr.  2008
Lowell, Indiana                    April 1999                   Apr.  2009
Racine, Wisconsin                  Dec.  1999                   Dec.  2009

(a) The initial ten year term provided for in eight of our oldest franchise agreements has elapsed. Under the terms of these agreements, unless written notice of termination is received from the franchisee twelve months prior to the tenth anniversary date of the opening of the franchise location, the franchise is automatically renewed for five additional years. With the exception of Jerome/Twin Falls, Idaho, no notices of termination were received from the affected franchisees. By agreement with the affected franchisees, execution of a renewal franchise agreement was delayed pending completion of the revised form franchise agreement. The revised franchise agreement has now been given to these franchisees for execution and each franchisee has been given the choice to either enter into the new agreement or remain as franchisees under the terms of their existing agreement.
(b) The franchise agreement for the Portage, Wisconsin location has been amended so that its initial term is approximately fifteen years (expiring in December 2001). The agreement provides for only one five-year renewal.
(c) As to the Jerome/Twin Falls franchise, timely notice of intent not to renew the franchise was received December 9, 1999 and accordingly this franchise agreement will terminate effective December 15, 2000. The Company has both a right of first refusal to acquire this location and the option to purchase it at fair market value. The Company is currently evaluating options regarding this site.

     Two franchisees operate four locations, one operates three locations, one operates two locations, and ten operate one location each. All of the franchisees are unaffiliated with us, except Highway Service Ventures, Inc., which operates four of our franchised locations. See Item 13, "Certain Relationships and Related Transactions." In addition to our currently operational 23 franchise locations, we have signed an agreement for an additional franchise location in Frederick, Maryland.

Agreement with Tejon

     We have an agreement and formed a limited liability corporation, Petro Travel Plaza LLC, with Tejon Development Corporation to build and operate a Petro Stopping Center branded location in Southern California. Pursuant to the terms of the Limited Liability Company Operating Agreement of Petro Travel Plaza LLC, dated as of December 5, 1997, among the Operating Partnership, Tejon, and Tejon Ranch Company, as guarantor, we made an initial capital contribution of $2.0 million for working capital and inventory, which is our basis for the investment in the LLC. Pursuant to the agreement, the LLC financed construction of the location with a non-recourse credit facility, we receive a management fee of $250,000 per annum and as a 40.0% member, we receive 40.0% of the location's operating earnings. This location began operations in June 1999.

Item 3.  Legal Proceedings

     From time to time we are in ordinary routine litigation incidental to our operations. We believe that the litigation currently pending or threatened against us, including the EPA proceeding with respect to the Patterson Site described in more detail in Item 1, "Business", will not have a material adverse effect on our consolidated financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     All of our general and limited partnership interests are owned by Mobil Long Haul, Inc., Volvo Petro Holdings, L.L.C., Petro Warrant Holdings Corporation and various affiliates of the Cardwell Group. See Note 1 to notes to consolidated financial statements for the year ended December 31, 1999 included elsewhere herein. Consequently, there is no established public trading market for our equity.

Item 6.  Selected Financial Data

     The information set forth below should be read in conjunction with both "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements and notes thereto included in Item 8. The selected consolidated financial data as of and for the years ended December 29, 1995, December 31, 1996, December 31, 1997, December 31, 1998, and December 31, 1999, have been derived from our audited financial statements. The unaudited financial data presented include, in the opinion of management, all necessary adjustments required for fair presentation of such data. Beginning in 1996, we adopted a calendar fiscal year, which ends on December 31. The opening or acquisition of our operating properties during the periods reflected in the following selected financial data materially effect the comparability of such data from one period to another.

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                                                      Year ended        Year ended       Year ended       Year ended     Year ended
                                                     December 29,      December 31,     December 31,     December 31,   December 31,
                                                         1995              1996             1997             1998          1999
                                                     ------------      -----------      -----------      -----------    ------------
                                                                                   (dollars in thousands)
                                                                                    --------------------
Income Statement Data:
Net revenues:
  Fuel (including motor fuel taxes).................     $385,181         $478,312         $513,571         $464,025       $520,680
  Non-fuel..........................................      147,834          158,745          172,158          189,391        199,245
                                                         --------         --------         --------         --------       --------
    Total net revenues                                    533,015          637,057          685,729          653,416        719,925

Costs and expenses:
  Cost of sales
   Fuel (including motor fuel taxes)................      352,207          443,967          476,033          422,945        481,483
   Non-fuel ........................................       59,686           67,464           70,548           76,451         80,491
  Operating expenses................................       73,052           81,522           85,560           93,012        100,156
  General and administrative........................       12,053           13,832           17,004           19,329         19,154
  Employee severance, benefit and
    placement expenses..............................            -            2,534                -                -              -
  Depreciation and amortization.....................       11,144           12,204           14,315           15,749         14,972
  (Gain) loss on disposition of assets..............            -               93               31                6           (836)
                                                         --------         --------         --------         --------       --------
   Total costs and expenses.........................      508,142          621,616          663,491          627,492        695,420
                                                         --------         --------         --------         --------       --------
Operating income....................................       24,873           15,441           22,238           25,924         24,505

Recapitalization costs..............................            -            2,938                -                -          1,819
Equity in loss of affiliate.........................            -                -                -                -            593
Interest expense, net...............................       21,098           21,263           20,292           20,042         23,261
                                                         --------         --------         --------         --------       --------
  Income (loss) before extraordinary  item and
    cumulative effect of a change in accounting
    principle.......................................        3,775           (8,760)           1,946            5,882         (1,168)
Extraordinary item (a)..............................            -                -           12,745                -          2,016
Cumulative effect of a change in accounting
    principle (b)(c)................................            -                -            1,579            3,250              -
Minority interest in earnings (loss) of consolidated
    subsidiaries....................................        1,729           (3,969)          (6,642)           1,286          1,454
                                                         --------         --------         --------         --------       --------
Net income (loss) (d)(e)............................     $  2,046         $ (4,791)        $ (5,736)        $  1,346       $ (4,638)
                                                         ========         ========         ========         ========       ========
Balance Sheet Data:
(at end of period)
  Working capital...................................     $ (9,607)        $(13,863)        $  3,850         $ (3,060)      $ (8,715)
  Total assets......................................      221,699          209,100          235,953          223,523        301,544
  Total debt........................................      168,392          166,727          183,190          181,328        226,292
  Minority interest in consolidated subsidiaries....       39,685           35,716           21,051           21,290              -
  Mandatorily redeemable preferred partnership
    interests.......................................            -                -           21,202           23,172         30,552
  Contingently redeemable warrants..................            -                -                -                -          9,700
  Partners' capital (deficit).......................      (27,760)         (32,551)         (44,286)         (44,688)       (21,730)

Other Financial Data:
  Cash provided by operating activities.............     $ 12,766         $ 14,668         $ 30,328         $ 11,333       $ 30,981
  Cash (used in) investing activities...............      (21,130)          (5,337)         (15,779)         (19,659)       (95,992)
  Cash provided by (used in) financing activities...       10,229          (11,837)           7,065           (3,287)        66,569
  Capital expenditures(f)...........................       19,508            5,523           15,870           20,309        (36,564)
  Number of truck stops: (at end of period)
     Company-operated...............................           26               26               28               28             30
     Franchised.....................................           15               16               18               21             23
                                                         --------         --------         --------         --------       --------
  Total.............................................           41               42               46               49             53
                                                         ========         ========         ========         ========       ========

(a) Extraordinary item reflects the write-off of unamortized deferred debt issuance costs associated with retired debt.
(b) Cumulative effect of a change in accounting principle in 1997 reflects expensing of costs related to process reengineering activities that were previously capitalized as required by Emerging Issues Task Force Issue
     No. 97-13.
(c) Cumulative effect of a change in accounting principle in 1998 reflects expensing of organization and start up costs that were previously capitalized as required by AICPA Statement of Position 98-5.
(d) No provision for income taxes is reflected in the financial statements as we are a partnership for which taxable income and tax deductions are passed through to the individual partners.
(e) Management considers EBITDA to be meaningful to investors in understanding our operating performance because we have no publicly traded equity securities; we are capitalized largely with long-term debt (creating a significant amount of interest expense); and we operate as a partnership (we do not have a provision for income taxes). EBITDA represents operating income plus depreciation and amortization. EBITDA data, which is not a measure of financial performance under generally accepted accounting principles, is presented because such data is used by certain investors to determine a company's ability to meet historical debt service requirements. Such data should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. EBITDA results were $36.0 million, $32.1 million, $36.6 million, $41.7 million, and $39.5 million in 1995, 1996, 1997, 1998, and 1999, respectively. EBITDA results for fiscal 1996 exclude certain one-time charges related to our 1997 Recapitalization and the change in management and operations. Included in the one-time charges were $2.5 million related to severance and hiring costs; $1.4 million in obsolete inventory reserves, included in cost of sales; and $0.5 million in insurance related costs.
(f) Capital expenditures primarily represent the cost of new Petro Stopping Centers and maintenance of existing Petro Stopping Centers. Capital expenditures related to new Petro Stopping Centers were $13.8 million, $1.9 million, $7.3 million, $6.1 million, and $20.6 million in 1995, 1996, 1997, 1998, and 1999, respectively.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain sections of this Form 10-K, including "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent management's expectations or beliefs concerning future events that involve risks and uncertainties. All statements, other than statements of historical facts included in this Form 10-K, may be considered forward-looking statements. Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include without limitation, general economic change, legislative regulation and market change.

     The forward-looking statements are included in, without limitation, "Business--Governmental Regulation," "--Liquidity and Capital Resources," "-- Environmental," and "--Recently Issued Accounting Pronouncements." In the preparation of the financial statements, management makes various estimates and assumptions that are forward-looking statements.

Reporting Format

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which we adopted in 1998. SFAS No. 131 requires us to identify and report information regarding operating segments of our business. The two reportable, operating segments identified are our company-operated truck stops and our franchise truck stops operations.

     We operate large, multi-service truck stops in the United States. Our facilities, which are known as Petro Stopping Centers, offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers and retail merchandise stores to the highway motorist. We have aggregated our company truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop.

     In addition to company operations, we are a franchisor to 23 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our name and for services provided to the franchisees. During 1997, 1998, and 1999, these revenues were $4.0 million, $4.5 million, and $5.0 million, respectively. The increases in our franchise revenues are mostly due to the addition of seven new franchise locations since January 1997. These revenues are included in non-fuel revenues reported on the accompanying consolidated statements of operations. We do not allocate any expenses or assets in measuring this segment's profit and loss.

     We derive our revenues from:

     .    the sale of diesel and gasoline fuels;

     . non-fuel items, including the sale of merchandise and offering of services including truck tire sales and preventative maintenance, weighing scales, showers, laundry, video games, franchise royalties and other operations; and

     . restaurant operations which include Iron Skillet and fast-food operations.

     The following table sets forth our total consolidated revenues by major source:

                    SUMMARY OF HOLDINGS' SOURCES OF REVENUE

                                                       Year Ended December 31,
                       ---------------------------------------------------------------------------------------------
                                   1997                          1998                            1999
                       ---------------------------     ----------------------------     ----------------------------
                                                      (dollars in thousands)
Fuel                        $513,571          74.9%          $464,025          71.0%         $520,680           72.3%
Non-Fuel                     122,609          17.9%           136,145          20.8%          143,468           19.9%
Restaurant                    49,549           7.2%            53,246           8.2%           55,777            7.8%
                       -------------    ----------     --------------    ----------     -------------    -----------
Total Net Revenue           $685,729         100.0%          $653,416         100.0%         $719,925          100.0%
                       =============    ==========     ==============    ==========     =============    ===========

     Our fuel revenues and cost of sales include federal and state motor fuel taxes. Such taxes were $192.7 million, $203.3 million, and $211.6 million for the years ended December 31, 1997, 1998, and 1999, respectively.

     No provision for income taxes is reflected in the financial statements because we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

General

Holdings Formation

     Holdings was formed in July 1999 as a holding partnership and conducts substantially all of its operations through the Operating Partnership. As a result of the Recapitalization (described below), the partners of Holdings are as follow:

          General Partner
           Petro, Inc.

          Limited Partners
           Various individuals and entities affiliated with the Cardwell Group Mobil Long Haul, Inc. an affiliate of Mobil Oil Corporation
           Volvo Petro Holdings, L.L.C., an affiliate of Volvo Trucks North America, Inc.
           Petro Warrant Holdings Corporation

     Petro, Inc. and various individuals and entities affiliated with Petro, Inc. are controlled by the president of Holdings, J.A. Cardwell, Sr. Petro, Inc. is a retailer of truck and passenger car tires and holds other investments that include limited and general partner interests in Holdings and the Operating Partnership and mandatorily redeemable preferred partnership interests in Holdings.

Recapitalization

     On July 23, 1999, the Operating Partnership, its partners and Volvo Trucks consummated a series of transactions pursuant to which:

     . We were formed, and substantially all of the present owners in the Operating Partnership other than Chartwell and Kirschner, exchanged their interests in the Operating Partnership for identical interests in Holdings and became owners of Holdings;

     . Petro Holdings Financial Corporation was formed for the purpose of serving as co-issuer of the 15.0% senior discount notes issued by Holdings;

     . Petro Holdings Financial Corporation, the Operating Partnership and its subsidiary, Petro Financial Corporation, became subsidiaries of Holdings;

     . Petro Warrant Holdings Corporation was formed for the purpose of owning a common limited partnership interest in Holdings and issuing the warrants that are exchangeable into all of the common stock of Petro Warrant Holdings Corporation;

     . Volvo Trucks, an affiliate of Volvo, invested $30.0 million to acquire a 28.7% common limited partnership interest in Holdings;

     . Mobil Long Haul, an affiliate of Mobil Oil Corporation, invested an additional $5.0 million in Class B convertible preferred partnership interests of Holdings;

     . We purchased the 50.8% common interest in the Operating Partnership owned by affiliates of Chartwell for aggregate consideration of approximately $69.8 million, which consisted of a $55.0 million cash payment and the issuance to Chartwell of approximately $14.8 million in accreted value of 15.0% senior discount notes, without warrants;

     . We purchased the 2.0% common interests in the Operating Partnership owned by Kirschner for cash consideration of $2.8 million; and

     . We, together with co-issuer and wholly-owned subsidiary and Petro Holdings Financial Corporation sold for cash $82.7 million in principal amount at stated maturity 15.0% senior discount notes, together with warrants to purchase all the common stock of Petro Warrant Holdings Corporation.

     The foregoing is referred to as the "Recapitalization." The acquisition of Chartwell and Kirschner interest was accounted for under the purchase method, which resulted in adjustments to the recorded value of land of $1.4 million, buildings of $5.6 million, equipment of $1.9 million, and furniture and fixtures of $1.9 million, and the recording of goodwill in the amount of $36.4 million that is being amortized over a period of 20 years.

     As part of the Recapitalization, Holdings issued 82,707 units each consisting of $1,000 principal amount at stated maturity of 15.0% senior discount notes due 2008 and one warrant. The warrants are exchangeable into all of the common stock of Petro Warrant Holdings Corporation. As consideration for the 15.0% notes and warrants, Holdings received cash proceeds of $40.0 million, of which $30.3 million was allocated to the 15.0% notes and $9.7 million was allocated to the warrants. Holdings acquired the warrants from Petro Warrant Holdings Corporation for $9.7 million. Petro Warrant Holdings Corporation, in turn, invested the $9.7 million to acquire a 10.0% common limited partnership interest in Holdings. The amount allocated to the warrants is based on Petro Warrant Holdings Corporation's 10.0% interest in Holdings and on Holdings' common equity value, net of an estimate of Recapitalization costs not borne by Petro Warrant Holdings Corporation, established in conjunction with the admission of Volvo Trucks and the purchase of Chartwell's and Kirschner's interests in the Operating Partnership. Upon an exchange event, such as a change in control, IPO, or bankruptcy of Holdings, the warrants will be exchanged, for no additional consideration, for 100.0% of the common stock of Petro Warrant Holdings Corporation, whose sole asset currently is approximately 10.0% of the common limited partnership interests in Holdings. Prior to August 1, 2002, Holdings has the right to repurchase the warrants at a price per warrant initially equal to $134.87 and increasing to $155.87 on August 1, 2000 and $178.37 on August 1, 2001. If the warrants have not been exchanged by August 1, 2004, we will be obligated to repurchase the warrants at fair market value. As a result of the contingent repurchase obligation, the warrants have been recorded outside partners' deficit as contingently redeemable warrants in the audited consolidated balance sheets included herein. Future changes (determined each balance sheet date in a manner consistent with the determination of market price of partnership interests described in Note 12 in our audited consolidated financial statements included herein), if any, in the value of the warrants will be charged directly to partners' capital (deficit).

     As a result of the Recapitalization, we are the owner of approximately 99.5% of the common partnership interests of the Operating Partnership, and the minority interest is owned by affiliates of the Cardwell Group. The common limited partnership interests of Holdings are owned by:

     Cardwell Group:
       General partnership interest.................................      1.1%
       Limited partnership interest.................................     50.5%
     Volvo Trucks...................................................     28.7%
     Mobil Long Haul................................................      9.7%
     Petro Warrant Holdings Corporation.............................     10.0%

     The mandatorily redeemable preferred partnership interests of Holdings are owned by Mobil Long Haul ($17.0 million) and the Cardwell Group ($7.6 million).

     The formation of Holdings has been reflected in our consolidated financial statements in a manner similar to a pooling-of-interests. Accordingly, our consolidated financial statements reflect the historical amounts and results of operations of Holdings' consolidated subsidiaries as if the exchange referred to above had occurred on the first day of the first period presented.

     The Operating Partnership also amended its senior collateralized credit facility as part of the Recapitalization. The new senior credit facility consists of an $85.0 million revolving credit facility and a $40.0 million term loan B. The proceeds of the new term loan B were used to repay principal amounts due under the term loans A and B and the expansion facility of the previous senior credit facility of approximately $38.1 million, plus accrued interest. The new senior credit facility is collateralized by substantially all of the Operating Partnership's assets and contains certain covenants as described in
Note 7 to the notes to the consolidated financial statements included herein.

     As further discussed above, Holdings funded a portion of its purchase of the Chartwell and Kirschner interests in the Operating Partnership with debt. Holdings currently has no operations of its own and is, therefore, dependent upon the earnings and cash flows of the Operating Partnership to satisfy its obligations under the 15.0% senior discount notes and warrants.

1997 Recapitalization

     On January 30, 1997, the Operating Partnership consummated a transaction entered into in October 1996, under which:

     . Chartwell invested $20.7 million and Mobil Long Haul invested $15.0 million, to directly acquire the 40.0% common partnership interests of the Operating Partnership then owned by The Fremont Group, Inc.;

     . The Cardwell Group maintained their capital investment in the Operating Partnership; and

     . Kirschner, a company franchisee, invested $1.0 million in the Operating Partnership in exchange for a 2.0% common partnership interest.

     Following the investment by Mobil Long Haul, Chartwell and Kirschner, the common partnership interests of the Operating Partnership were owned as follows:

               Chartwell..........................................   50.8%
               Cardwell Group.....................................   39.9%
               Mobil Long Haul....................................    7.3%
               Kirschner..........................................    2.0%

     The preferred partnership interests were owned by Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million). Chartwell and the Cardwell Group owned both general and limited partnership interests and Mobil Long Haul and Kirschner owned only limited partnership interests.

     As part of the 1997 recapitalization, the Operating Partnership issued $135.0 million of 10 1/2% notes due 2007 and repurchased approximately 94.0% of the existing 12 1/2% notes due 2002 and approximately 100% of related outstanding debt warrants. The Operating Partnership also amended its then existing senior collateralized credit facility. The credit agreement consisted of a $25.0 million revolving credit facility, a $14.0 million term loan A, a $30.0 million term loan B and a $40.0 million expansion facility. In connection with the issuance of the 10 1/2% notes, the Operating Partnership capitalized approximately $14.5 million of debt issuance costs and wrote off, as an extraordinary item, $12.7 million of debt restructuring costs. These costs included the write-off of deferred financing costs relating to the replacement of the prior credit agreement, the retirement of term A and B loans, the replacement of the 12 1/2% notes, and the related debt warrants.

     At December 31, 1996, the Operating Partnership had incurred and accrued for $2.5 million of one-time severance and hiring costs attributable to the removal and replacement prior to December 31, 1996 of the Operating Partnership's pre-1997 recapitalization management. In connection with the 1997 recapitalization, the new partners required that old management be replaced, and the Operating Partnership incurred costs and expenses with regard to their termination as well as costs associated with their replacement with new management. The termination costs, which were incurred during 1996, approximated $1.2 million, were paid in January 1997, and related to four executive officers and other members of management. The remaining costs were primarily related to the hiring of new management, which occurred in 1996 and were expensed accordingly. Additionally, during 1996 the Operating Partnership recognized $2.9 million of legal, accounting and other professional fees, which were incurred in connection with the 1997 recapitalization.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Overview. Our net revenues increased 10.2% to $719.9 million from $653.4 million for the year ended December 31, 1999. The increase was primarily due to a 12.2% or $56.7 million increase in fuel revenues from the prior year as a result of a 9.7% increase in the average retail-selling price per fuel gallon from the prior year and a 2.3% or 11.0 million gallon increase in fuel volumes. Operating expenses increased 7.7% to $100.2 million from $93.0 million in the prior year due mainly to employee-related costs, our customer loyalty program, and system project costs and pre-opening expense. General and administrative expenses decreased slightly to approximately $19.2 million compared to $19.3 million in the prior year. Total costs and expenses were offset by an $836,000 gain due primarily to the disposition of location scale equipment in June, as part of our continued strategy to focus on our core business.

     Fuel. Revenues increased 12.2% to $520.7 million in 1999 from $464.0 million in 1998. Fuel revenues increased primarily due to a 9.7% increase in our average retail-selling price per gallon stemming from higher fuel costs compared to prior year. The increase in fuel revenues was also due to a 2.3% or 11.0 million gallon increase in fuel volumes. Management believes the increased volume is due primarily to our customer loyalty program implemented on September 30, 1999. Fuel margin decreased by 4.6% to $39.2 million in 1999 compared to $41.1 million for the prior year due mainly to rising fuel costs, which we are not always able to immediately pass on to our customers.

     Non-Fuel. Revenues increased 5.4% to $143.5 million in 1999 from $136.1 million in the prior year. The increase in non-fuel revenues is primarily due to an 8.8% or $2.5 million increase in oil, new and used tire and repair part sales and a 5.7% or $2.5 million increase in sales at our retail stores. Gross margins increased 5.5% to $78.8 million in 1999 from $74.7 million in the prior year. We believe the improved margins reflect the result of our continued focus on improving profitability in these areas by increasing efficiency through greater procedural controls and improved retailing.

     Restaurant. Revenues increased 4.8% to $55.8 million in 1999 from $53.2 million in 1998. We believe revenues were enhanced by the implementation of new menus and featured meal specials, resulting in the average ticket price increasing by 4.5%. Gross margin in the restaurants improved by 4.5% or $1.7 million due to increased revenues resulting from the implementation of the menu changes and featured meal specials.

     Costs and Expenses. Total costs and expenses increased 10.8% to $695.4 million in 1999 from $627.5 million in 1998. Cost of sales increased $62.6 million or 12.5% from the prior year primarily due to higher fuel costs in the current year. Operating expenses increased $7.1 million or 7.7%, to $100.2 million in 1999. The increase is mainly due to a $4.2 million increase in employee-related costs, a $1.1 million increase in our customer loyalty program, and a $738,000 increase in system project costs and pre-opening expense. General and administrative expenses decreased $175,000 or 0.9% compared to $19.3 million in 1998. These costs and expenses were offset by a net gain of $836,000 mostly related to the disposition of location scale equipment as part of our strategy to focus on our core business.

     Recapitalization Costs. Our income was impacted by approximately $1.8 million of expenses, primarily related to legal, accounting and other professional fees, incurred in connection with the Recapitalization.

     Equity in Loss of Affiliate. We recognized a $593,000 loss primarily from startup costs related to our investment in the Wheeler Ridge facility in Southern California, which opened in June 1999.

     Interest Expense, net. Interest expense, net increased to $23.3 million in 1999 compared to $20.0 million in 1998 primarily due to the issuance of the 15.0% senior discount notes by Holdings in July 1999.

     Extraordinary item. Extraordinary item reflects a charge to earnings of $2.0 million for the write-off of unamortized deferred debt issuance costs associated with retired debt and related to the Recapitalization.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Overview. Our net revenues decreased 4.7% from $685.7 million to $653.4 million for the year ended December 31, 1998. The decrease was due primarily to a 9.6% or $49.5 million decrease in fuel revenues from the prior year as a result of a 14.0% decline in the average retail-selling price per fuel gallon from the prior year which was partially offset by a 4.3% or 19.6 million gallon increase in fuel volumes. The decrease in fuel revenues was partially offset by an 11.0% or a $13.5 million increase in non-fuel sales and a 7.5% or a $3.7 million increase in restaurant sales from the prior year. Operating expenses increased 8.7% to $93.0 million from $85.6 million in the prior year due mainly to employee related costs and the full year effects of the addition of two new company-operated locations in 1997. General and administrative expenses increased 13.5% to approximately $19.3 million from $17.0 million for the same period in the prior year. This increase was principally due to employee related expenses from expanding operations and system costs.

     Fuel. Revenues decreased 9.6% to $464.0 million in 1998 from $513.6 million in 1997. Fuel revenues decreased primarily due to a 14.0% decline in the average retail-selling price per gallon compared to 1997. The decrease in fuel prices was offset by a 4.3% or 19.6 million gallon increase in fuel volumes, which management believes, together with improved pricing strategies, increased fuel margin dollars by 9.4% or $3.5 million compared to the prior year. On a comparable unit basis, fuel volumes increased 0.8% or 3.6 million gallons in 1998 compared to prior year and fuel margin dollars increased 5.8% or $2.2 million in 1998 compared to prior year. A Petro Stopping Center is considered a "comparable unit" as to a particular period in the current year if it was open during the same period of the prior year.

     Non-Fuel. Revenues increased 11.0% to $136.1 million in 1998 from $122.6 million in 1997. On a comparable unit basis, sales increased 8.0% or $9.9 million over the prior year. The increase in non-fuel revenues is primarily due to a 21.5% increase in tire and repair part sales and a 9.3% increase in sales at our retail stores and the full year effects of the addition of two new company-operated locations in 1997. Gross margins increased 12.3% or $8.2 million to $74.7 million in 1998 from $66.5 million in 1997.

     Restaurant. Revenues increased 7.5% to $53.2 million in 1998 from $49.5 million in 1997. On a comparable unit basis, revenues increased 2.5% or $1.2 million compared to the prior year. Revenue increases were primarily due to the full year effects of the two new locations added in 1997. Management believes revenues were enhanced by the implementation of new menus and featured menu specials. Gross margin in the restaurants improved by 8.9% or $3.1 million overall and 4.0% or $1.4 million on a comparable unit basis, due to continued management focus on costs and implementation of menu changes, resulting in the average ticket price increasing by 1.5%.

     Costs and Expenses. Total costs and expenses decreased 5.4% to $627.5 million in 1998 from $663.5 million in 1997. On a comparable unit basis, total costs and expenses decreased 8.6% or $57.3 million in 1998 compared to the prior year. Costs of sales decreased $47.2 million or 8.6% from the prior year primarily due to lower fuel costs experienced during the current year. Operating expenses increased $7.5 million or 8.7% to $93.0 million in 1998. The increase is mainly due to an 8.1% increase related to employee costs, including the full year effect of our two new company-operated locations added in 1997. During 1998 we also increased our provision for self-insurance claims by approximately $1.0 million principally due to a change in estimates related to specific claims, as well as the full year effects of having two new company-operated locations which were opened in August and September of 1997. In addition, the allowance for doubtful accounts was increased principally to reserve for a specific customer who filed for bankruptcy protection. This specific reserve approximated $180,000. General and administrative expenses increased 13.5% to approximately $19.3 million from $17.0 million in 1997. This increase was principally due to a $1.8 million or 18.5% increase in employee related expenses from our expanding operations and system costs totaling $726,000.

     Interest Expense, net. Interest expense, net decreased 1.2% to $20.0 million in 1998 compared to 1997. This decrease was due primarily to lower debt levels as a result of principal payments and a 0.25% per annum decrease in interest rates on term loans A and B under the previous senior credit facility.

     Extraordinary item. Extraordinary item in 1997 reflects a charge to earnings of $12.7 million for the write-off of debt restructuring costs relating to the 1997 recapitalization.

     Cumulative effect of a change in accounting principle. Cumulative effect of a change in accounting principle in 1998 reflects the write-off of $3.3 million of previously capitalizable costs. These costs, mainly incurred in prior years, were related to start-up and organization costs, and as required by the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-5, were expensed upon adoption during the fourth quarter of 1998. Cumulative effect of a change in accounting principle in 1997 also reflects the write-off of $1.6 million of costs previously allowed to be capitalized. These costs are related to process reengineering activities and, as required by Emerging Issues Task Force (EITF) Issue No. 97-13, were written off during the fourth quarter of 1997.

Liquidity and Capital Resources

     In recent years, our principal sources of liquidity have been:

     . The proceeds from the issuance of our debt securities, which raised gross proceeds of $135.0 million in 1997 (10 1/2% notes) and $40.0 million in 1999 (the 15.0% notes of $30.3 million and warrants of $9.7 million);

     . Borrowings under our senior credit facility, which consists of an $85.0 million revolving credit facility and a $40.0 million term loan B, currently providing for an aggregate borrowing up to $125.0 million;

     . Sales of common and preferred partnership interests which raised $11.1 million in 1997 and $35.0 million in 1999;

     . Cash flows from operations, which provided $30.3 million, $11.3 million, and $31.0 million in 1997, 1998, and 1999, respectively. The large increase for 1997 was primarily due to the 1997 recapitalization, in which we redeemed approximately 94.0% of the outstanding 12 1/2% notes and issued our 10 1/2% notes on which initial interest payments of approximately $14.2 million per year, were not due until February 1, 1998, and normal fluctuations in the timing of payments to Mobil Diesel Supply for fuel purchases. The large increase for 1999 was primarily due to normal fluctuations in the timing of payments to Mobil Diesel Supply for fuel purchases and variations in the timing of payments related to trade payables; and

     . Our cash flow used in investment activities were $15.8 million, $19.7 million, and $96.0 million in 1997, 1998, and 1999, respectively. This increase is due primarily to additional investment in property and equipment of $15.9 million, $20.3 million, and $36.6 million in 1997, 1998, and 1999, respectively. Also included for 1999 is the $57.8 million related to the purchase of the common interests in the Operating Partnership owned by Kirschner and Chartwell.

     . Cash flow (used in) or provided by financing activities were $7.1 million, ($3.3) million, and $66.6 million in 1997, 1998, and 1999, respectively. These fluctuations are almost entirely due to our borrowings and repayments in the ordinary course of business with the exception of 1997 and 1999, which are related to the 1997 recapitalization and the July 23, 1999 Recapitalization transaction, respectively.

     We had negative working capital of $3.1 million and $8.7 million at December 31, 1998 and 1999, respectively. Negative working capital is normal in the truckstop industry. Diesel fuel inventory turns every two to three days, while payment is generally required in 12-15 days. Approximately 74.0% of our sales are cash (or the equivalent in the case of credit card sales or sales paid for by check on a daily basis by third-party billing companies).

     The new senior credit facility consists of an $85.0 million revolving credit facility and a $40.0 million term loan B. As part of the Recapitalization, we used the proceeds from the term loan B to repay principal amounts due under our previous senior credit facility of $38.1 million, plus accrued interest.

     Under this new senior credit facility, subject to certain covenants, the revolving credit facility may be used for working capital and to fund the acquisition and development of new Petro Stopping Centers. Any principal amount up to $60.0 million outstanding at July 23, 2002 will automatically convert to a term loan A. Following this conversion, $25.0 million will continue to be available on a revolving basis until maturity at July 23, 2004. The outstanding balance under term loan A, if any, will amortize in eight equal quarterly installments following the conversion. Interest on drawn funds is paid monthly at 1.5% above the bank's base rate or 2.75% over the Eurodollar rate (the rate is determined at time of borrowing, at our option). Commitment fees of .5% on undrawn funds are paid quarterly. At December 31, 1999, we had standby letters of credit issued for approximately $2.4 million resulting in availability of approximately $82.6 million on the revolving credit facility. As of December 31, 1999, there were no borrowings on the revolving credit facility.

     Principal payments on the new term loan B are due quarterly, beginning September 30, 2000. The first sixteen quarterly payments due are $250,000 each.

     Any funds drawn on the new senior credit facility are secured by substantially all of the Operating Partnership's assets and its subsidiaries and the pledge by us of all the partnership interests in the Operating Partnership. The new senior credit facility is guaranteed by us and all subsidiaries of the Operating Partnership.

     Accrual of dividends on mandatorily redeemable preferred partnership interests amounted to $2.4 million (including $.06 million from minority partners in consolidated subsidiaries) for the year ended December 31, 1999. The dividends are only payable in cash if permitted by our then existing debt instruments. The indenture, the notes and the new senior credit facility restrict payment of dividends on mandatorily redeemable preferred partnership interests.

     We are self-insured, paying our own employment practices, general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per-occurrence basis. For the year ended December 31, 1999, we paid $8.6 million on claims related to these self-insurance programs. Provisions for these self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the year ended December 31, 1999, aggregated provisions amounted to $8.3 million. At December 31, 1999, the aggregated accrual amounted to approximately $4.3 million, which we believe is adequate to cover both reported and incurred but not reported claims.

     Capital expenditures totaled $15.9 million, $20.3 million, and $36.6 million for 1997, 1998, and 1999, respectively. Included in capital expenditures for both 1998 and 1999 were funds spent on new and existing Petro Stopping Centers, in addition to information systems projects.

     We currently expect to invest approximately $55.0 million during the year 2000 on capital expenditures. We currently plan to open four new truck stops, during the year 2000, with a cost of approximately $10.0 million to $11.0 million per site including land acquisition costs. Approximately $10.0 million will be spent on regular capital maintenance and volume building projects. These capital outlays will be funded through additional bank financing under the new senior credit facility and internally generated cash.

     Management believes that internally generated funds, together with amounts available under the new senior credit facility, will be sufficient to satisfy our cash requirements for operations through 2000 and the foreseeable future thereafter. We also expect that current and future expansion and acquisitions will be financed from funds generated from operations, the new senior credit facility and to the extent necessary, additional financing.

Environmental

     Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Such liabilities are exclusive of claims against third parties and are not discounted.

     Contingencies under environmental laws and regulations may require us to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. We have accrued liabilities for environmental remediation activities consistent with the policy set forth in Note 2 to notes to consolidated financial statements included herein. At December 31, 1998 and 1999, this accrual amounted to approximately $274,000 and $122,000, respectively. In management's opinion, these accruals were appropriate based on existing facts and circumstances. We accrue for environmental remediation expenses based upon initial estimates obtained from contractors engaged to perform the remediation work as required by local, state and federal authorities. It is often difficult to predict the extent and the cost of environmental remediation until work has commenced and the full scope of the contamination determined. Accruals are periodically evaluated and updated as information regarding the nature of the clean up work is obtained. In the event that future remediation expenditures are in excess of amounts accrued, we do not anticipate that they will have a material adverse effect on our consolidated financial position or results of operations of Holdings. Actual results, however, could differ from estimated amounts and those differences could be material. At December 31, 1999, we have recognized approximately $162,000 in the consolidated balance sheet related to recoveries of remediation costs from third parties.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gain and loss to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, but has been postponed by Statement of Financial Accounting Standard No. 137, "An Amendment of SFAS No. 133", for one year with a mandatory effective date for fiscal years beginning after June 15, 2000. Additionally, SFAS 133 has been modified regarding recognition in the balance sheet of an embedded derivative that is required to be separated from the host contract. At the date of initial application of SFAS 133, an entity may choose either to recognize these embedded derivatives or to select either January 1, 1998 or January 1, 1999, as a transition date for embedded derivatives. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 on our financial statements and has not determined the timing of, or method of, adoption. However, the implementation of SFAS No. 133 could increase volatility in earnings.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

     Historically, we have not entered into significant long-term contracts with fuel suppliers and engaged in only limited hedging activities. On occasion, we have purchased fuel in the forward contract market. As part of the Recapitalization, we terminated our previous fuel and lubricant supply agreements and entered into new ten-year supply agreements with Mobil Oil Corporation under which Mobil Oil Corporation will supply the company-operated Petro Stopping Centers' diesel fuel requirements as well as gasoline requirements in those markets in which Mobil branded diesel and gasoline are available for sale. Under the lubricant supply agreement, we are allowed to purchase such quantities of lubricants as we require at the prices set forth in the agreement. See Note 9 to notes to consolidated financial statements for the year ended December 31, 1999.

     As of December 31, 1998 and 1999, the carrying amounts of certain financial instruments, employed by us, including cash and cash equivalents, accounts receivable, trade accounts payable and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of notes payable approximate fair value due to the floating nature of the interest rate. Our principal market risk as it relates to long term debt is exposure to changes in interest rates. The fair value of the 10 1/2%, 12 1/2% and the 15.0% notes has been estimated based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

     The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31:

                                         1998                   1999
                                       Carrying               Carrying
                                        Amount   Fair Value    Amount   Fair Value
                                       --------  -----------  --------  -----------
                                                    (in thousands)
Balance sheet financial instruments
 Long-term debt                        $181,328    $188,416   $226,292    $220,002
Other financial instruments
 Interest rate swap agreements               --        (153)        --        (264)

     We have only limited involvement with derivative financial instruments and do not use them for trading purposes. We use derivatives to manage well-defined interest rate risks. At December 31, 1999, we were party to an interest rate swap agreement with an aggregate principal amount of $30.0 million. Under the agreement, we pay a fixed rate of 6.15% in exchange for a floating rate based on LIBOR on the aggregate principal amount as determined in three-month intervals. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. The effect of the swap was to increase the rate we were required to pay by 0.66%, which resulted in additional interest expense of approximately $264,000.

     The primary risks associated with swaps are the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contracts. Based on review and assessment of counterparty risk, we do not anticipate non-performance by the other party. We do not obtain collateral or other security to support financial instruments subject to credit risk, but monitor the credit standing of counterparties.

Item 8.  Financial Statements and Supplementary Data


                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                              December 31,           December 31,
                                                                                                 1998                   1999
                                                                                            ---------------        ---------------
                                                                                             (As Restated)
                                             Assets
Current assets:
  Cash and cash equivalents                                                                 $        13,183        $        14,741
  Trade accounts receivable, net                                                                     10,631                  7,439
  Inventories, net                                                                                   16,459                 21,989
  Other current assets                                                                                2,892                  3,120
  Due from affiliates                                                                                 1,163                  1,727
                                                                                            ---------------        ---------------
     Total current assets                                                                            44,328                 49,016

  Property and equipment, net                                                                       158,798                191,612
  Deferred debt issuance costs, net                                                                  11,229                 13,815
  Other assets                                                                                        9,168                 11,597
  Goodwill, net                                                                                           -                 35,504
                                                                                            ---------------        ---------------
     Total assets                                                                           $       223,523        $       301,544
                                                                                            ===============        ===============

                    Liabilities and Partners' Capital (Deficit)

Current liabilities:
  Current portion of long-term debt                                                         $         4,967        $         1,001
  Trade accounts payable                                                                              4,214                 10,767
  Accrued expenses and other liabilities                                                             21,439                 20,426
  Due to affiliates                                                                                  16,768                 25,537
                                                                                            ---------------        ---------------
     Total current liabilities                                                                       47,388                 57,731

  Long-term debt, excluding current portion                                                         176,361                225,291
                                                                                            ---------------        ---------------
     Total liabilities                                                                              223,749                283,022
                                                                                            ---------------        ---------------
  Commitments and contingencies

  Minority interest in consolidated subsidiaries                                                     21,290                      -

  Mandatorily redeemable preferred partnership interests                                             23,172                 30,552

  Contingently redeemable warrants                                                                        -                  9,700

  Partners' capital (deficit):
   General partners'                                                                                   (909)                (1,077)
   Limited partners'                                                                                (43,212)               (20,097)
   Negative capital accounts of minority partners in consolidated
    subsidiaries                                                                                       (567)                  (556)
                                                                                            ---------------        ---------------
     Total partners' capital (deficit)                                                              (44,688)               (21,730)
                                                                                            ---------------        ---------------

     Total liabilities and partners' capital (deficit)                                      $       223,523        $       301,544
                                                                                            ===============        ===============

         See accompanying notes to consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                                      Year Ended          Year Ended         Year Ended
                                                                     December 31,        December 31,       December 31,
                                                                         1997                 1998              1999
                                                                     -------------       -------------      -------------
                                                                     (As Restated)       (As Restated)
Net revenues:
  Fuel (including motor fuel taxes):                                  $ 513,571            $ 464,025         $ 520,680
  Non-fuel                                                              172,158              189,391           199,245
                                                                      ---------            ---------         ---------
      Total net revenues                                                685,729              653,416           719,925
Costs and expenses:
  Cost of sales
     Fuel (including motor fuel taxes)                                  476,033              422,945           481,483
     Non-fuel                                                            70,548               76,451            80,491
  Operating expenses                                                     85,560               93,012           100,156
  General and administrative                                             17,004               19,329            19,154
  Depreciation and amortization                                          14,315               15,749            14,972
  (Gain) loss on disposition of fixed assets                                 31                    6              (836)
                                                                      ---------            ---------         ---------
    Total costs and expenses                                            663,491              627,492           695,420
                                                                      ---------            ---------         ---------

    Operating income                                                     22,238               25,924            24,505

Recapitalization costs                                                        -                    -            (1,819)
Equity in earnings (loss) of affiliate                                        -                    -              (593)
Interest income                                                             956                  729               609
Interest expense                                                        (21,248)             (20,771)          (23,870)
                                                                      ---------            ---------         ---------

    Income (loss) before extraordinary item and cumulative
       effect of a change in accounting principle                         1,946                5,882            (1,168)

Extraordinary item - write - off of debt
       restructuring costs associated with retired debt                 (12,745)                   -            (2,016)

Cumulative effect of a change in accounting principle                    (1,579)              (3,250)                -
                                                                      ---------            ---------         ---------
Income (loss) before minority interest                                  (12,378)               2,632            (3,184)

Minority interest in income (loss) of consolidated subsidiaries          (6,642)               1,286             1,454
                                                                      ---------            ---------         ---------
Net income (loss)                                                        (5,736)               1,346            (4,638)

Accrual of preferred return in mandatorily redeemable preferred
     partnership interests                                                 (760)                (935)           (1,762)
                                                                      ---------            ---------         ---------

Net income (loss) available to common partners                        $  (6,496)           $     411         $  (6,400)
                                                                      =========            =========         =========

         See accompanying notes to consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                (in thousands)

                                                                                               Negative Capital
                                                                General          Limited          Accounts of          Total
                                                               Partners'        Partners'      Minority Partners      Partners'
                                                                Capital          Capital        in Consolidated       Capital
                                                               (Deficit)        (Deficit)        Subsidiaries        (Deficit)
                                                               ---------        ---------      -----------------     ----------

Balance, December 31, 1996                                      $(8,685)        $(23,351)           $(515)           $(32,551)

  Conversion of Cardwell interests in connection
      with the 1997 Recapitalization                              7,972           (7,939)               -                  33
  Direct purchase of its share of Operating Partnership
      interests formerly owned by The Fremont Group, Inc.
      by Mobil in connection with the 1997                            -           10,110                -              10,110
       Recapitalization
  Capital contribution by Mobil in connection with the
      1997 Recapitalization                                           -            4,218                -               4,218
  Assignment of mandatorily redeemable preferred
      partnership interests in connection with the
      1997 Recapitalization                                           -          (19,600)               -             (19,600)
  Accrual of preferred return on mandatorily
      redeemable preferred partnership interests                    (15)            (745)               -                (760)

  Net loss                                                         (172)          (5,500)             (64)             (5,736)
                                                                -------         --------            -----            --------
Balance, December 31, 1997 (as Restated)                           (900)         (42,807)            (579)            (44,286)
   Accrual of preferred return on mandatorily
      redeemable preferred partnership interests                    (18)            (917)               -                (935)
   Accrual of partner minimum tax distributions                     (18)            (795)               -                (813)

  Net income                                                         27            1,307               12               1,346
                                                                -------         --------            -----            --------
Balance, December 31, 1998 (as Restated)                           (909)         (43,212)            (567)            (44,688)
   Accrual of preferred return on mandatorily
      redeemable preferred partnership interests                    (27)          (1,735)               -              (1,762)
   Partners' minimum tax distributions                                -             (642)               -                (642)
   Cash contributions                                                 -           39,700                -              39,700
   Net loss                                                         (34)          (4,615)              11              (4,638)
   Assignment of fair value of contingently redeemable
      warrants                                                     (107)          (9,593)               -              (9,700)
                                                                -------         --------            -----            --------
Balance, December 31, 1999                                      $(1,077)        $(20,097)           $(556)           $(21,730)
                                                                =======         ========            =====            ========

         See accompanying notes to consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                               Year Ended         Year Ended          Year Ended
                                                                              December 31,       December 31,        December 31,
                                                                                  1997               1998                1999
                                                                             -------------       ------------        ------------
                                                                             (As Restated)       (As Restated)
Cash flows provided by operating activities:
 Net income (loss)                                                             $  (5,736)           $  1,346           $ (4,638)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Minority interest in earnings of consolidated subsidiaries                     (6,642)              1,286              1,454
   Depreciation and amortization                                                  14,315              15,749             14,972
   Extraordinary item-write-off of deferred financing costs associated with
     retired debt                                                                 12,745                   -              2,016
   Cumulative effect of a change in accounting principle                           1,579               3,250                  -
   Deferred debt issuance cost amortization                                        1,749               1,637              1,681
   Accretion of original issue discount                                               47                   -              3,440
   Bad debt expense                                                                  271                 236                246
   Equity in loss of affiliate                                                         -                   -                593
   Gain on disposition of assets                                                       -                   -               (836)
 Increase (decrease) from changes in:
   Trade accounts receivable                                                      (2,418)              1,681              2,946
   Inventories                                                                    (1,167)                (97)            (5,530)
   Other current assets                                                           (1,147)               (341)              (228)
   Due from affiliates                                                             1,111                 114               (564)
   Due to affiliates                                                              16,663              (3,340)             9,889
   Trade accounts payable                                                         (6,373)             (5,136)             6,553
   Accrued expenses and other liabilities                                          5,331              (5,052)            (1,013)
                                                                               ---------            --------           --------
     Net cash provided by operating activities                                    30,328              11,333             30,981
                                                                               ---------            --------           --------
Cash flows provided by (used in) investing activities:
 Purchases of property and equipment                                             (15,870)            (20,309)           (36,564)
 Proceeds from disposition of assets                                               3,102               2,165              1,425
 Purchase of minority interests in consolidated subsidiary                             -                   -            (57,756)
 Increase in other assets, net                                                    (3,011)             (1,515)            (3,097)
                                                                               ---------            --------           --------
     Net cash used in investing activities                                       (15,779)            (19,659)           (95,992)
                                                                               ---------            --------           --------
Cash flows provided by (used in) financing activities:
 Repayment of expansion loan                                                     (23,639)                  -             (1,400)
 Proceeds from expansion loan                                                      2,000                   -              1,400
 Repayments of long-term debt and capital lease                                 (152,800)             (3,287)           (39,374)
 Proceeds from long-term debt issuance                                           185,190                   -             70,300
 Purchase of warrants from Warrant Holdings                                            -                   -             (9,700)
 Proceeds from the sale of warrants                                                    -                   -              9,700
 Minimum tax distributions to partners                                                 -                   -             (2,100)
 Cash contributions--preferred                                                         -                   -              5,000
 Cash contributions--common                                                        4,218                   -             39,700
 Capital contributions from minority partners of consolidated
     subsidiaries                                                                  6,829                   -                  -
 Payment of debt issuance and consent costs                                      (14,733)                  -             (6,957)
                                                                               ---------            --------           --------
     Net cash provided by (used in) financing activities                           7,065              (3,287)            66,569
                                                                               ---------            --------           --------
Net increase (decrease) in cash and cash equivalents                              21,614             (11,613)             1,558
Cash and cash equivalents, beginning of period                                     3,182              24,796             13,183
                                                                               ---------            --------           --------
Cash and cash equivalents, end of period                                       $  24,796            $ 13,183           $ 14,741
                                                                               =========            ========           ========

         See accompanying notes to consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (in thousands)

                                                                                Year Ended       Year Ended       Year Ended
                                                                               December 31,     December 31,     December 31,
                                                                                 1997               1998            1999
                                                                               ------------     ------------     ------------
Supplemental cash flow information--
Interest paid during the period, net of capitalized interest of  $0, $0 and
    $299 in 1997, 1998 and 1999                                                    $14,028          $20,771          $18,256
Non-cash transactions--
Acquisition of property and equipment through capital lease                              -            1,425                -
Preferred return on mandatorily redeemable preferred partnership interests             760              935            1,762
Minimum tax distributions to partners                                                    -              813                -
Assignment of mandatorily redeemable preferred partnership interests
    and accrued but unpaid preferred returns to partners' capital                        -                -           24,331
Preferred return from minority partners of consolidated subsidiaries
   on mandatorily redeemable preferred partnership interests                           875            1,037              617
Partner minimum tax distributions to minority partners of consolidated
     subsidiaries                                                                        -               10                -
Issuance of accreted value of 15.0% New Senior Discount Notes due
     2008, without Warrants to Chartwell                                                 -                -           11,272

Accrual of Fair Value of contingently redeemable warrants                                -                -            9,700
Assignment of mandatorily redeemable preferred partnership interests
    in connection with the 1997 Recapitalization                                    19,600                -                -
Conversion of Cardwell general and limited partner interest in connection
    with the 1997 Recapitalization                                                   7,972                -                -
Direct purchase of interests formerly owned by The Fremont Group, Inc.
    by Mobil in connection with the 1997 Recapitalization                           10,110                -                -

         See accompanying notes to consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Company Formation and Description of Business

Company Formation

     Petro Stopping Centers Holdings, L.P. ("Holdings"), a Delaware limited partnership, was formed on July 23, 1999, as a holding partnership and conducts substantially all of its operations through Petro Stopping Centers, L.P. (the "Operating Partnership"), which holds the operating assets of Holdings. As a result of the Recapitalization (described below), the partners of Holdings are as follows:

        General Partner
            Petro, Inc.

        Limited Partners
            Various individuals and entities affiliated with the Cardwell Group. Mobil Long Haul, Inc., an affiliate of Mobil Oil Corporation
            Volvo Petro Holdings, L.L.C., an affiliate of Volvo Trucks North
             America, Inc.
            Petro Warrant Holdings Corporation

     Petro, Inc. and various individuals and entities affiliated with Petro, Inc. are controlled by the President of Holdings and are collectively referred to as the Cardwell Group. Petro, Inc. is a retailer of truck and passenger car tires and also holds investments that include the general partner interest and a limited partner interest in Holdings, a general partner interest in the Operating Partnership, and a portion of Holdings' mandatorily redeemable preferred partnership interests. For the period from January 30, 1997 to July 23, 1999, the general partners of the Operating Partnership were Petro, Inc. and an affiliate of Chartwell (described below). Prior to January 30, 1997, the general partners of the Operating Partnership were Petro, Inc. and Roadside, Inc., an entity owned by The Fremont Group, Inc.

Recapitalization

     On July 23, 1999, the Operating Partnership, certain of its partners and Volvo Trucks North America, Inc. ("Volvo") consummated a transaction pursuant to which Holdings was formed, and substantially all of the present owners in the Operating Partnership (other than Petro Holdings G.P. Corp. and Petro Holdings L.P. Corp., each of which were affiliates of Chartwell Investments, Inc. (collectively, "Chartwell") and Kirschner Investments ("Kirschner"), a company franchisee), including Petro, Inc. (together with J.A. Cardwell Sr., James A. Cardwell Jr., and JAJCO II, Inc. ("JAJCO"), collectively, the "Cardwell Group") exchanged their interests in the Operating Partnership for identical interests in Holdings and became owners in Holdings. Petro Holdings Financial Corporation ("Financial Holdings") was formed for the purpose of serving as co-issuer of 15.0% senior discount notes due 2008 (as defined below). Financial Holdings, the Operating Partnership and its subsidiary, Petro Financial Corporation, became subsidiaries of Holdings. Petro Warrant Holdings Corporation ("Warrant Holdings") was formed for the purpose of owning a common limited partnership interest in Holdings and issuing the warrants (see below) that are exchangeable into all of the common stock of Warrant Holdings. In addition, Volvo Petro Holdings L.L.C. ("Volvo Trucks"), an affiliate of Volvo, invested $30.0 million to acquire a 28.7% limited common partnership interest in Holdings while Mobil Long Haul, Inc., an affiliate of Mobil Oil Corporation, invested an additional $5.0 million in Class B convertible preferred partnership interests of Holdings. Holdings purchased the 50.8% common interest in the Operating Partnership owned by affiliates of Chartwell for aggregate consideration of approximately $69.8 million, which consisted of a $55.0 million cash payment and the issuance to Chartwell of approximately $14.8 million in accreted value ($11.2 million net of an imputed market rate of interest discount) of 15.0% senior discount notes due 2008 (as defined below), without warrants. Holdings also purchased the 2.0% common interests in the Operating Partnership owned by Kirschner for cash consideration of $2.8 million. The foregoing is referred to as the "Recapitalization." The acquisition of Chartwell's and Kirschner's interests was accounted for by Holdings under the purchase method during the third quarter of 1999.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Company Formation and Description of Business - continued

     As part of the Recapitalization, Holdings issued 82,707 units, each consisting of $1,000 principal amount at stated maturity of Holdings' 15.0% senior discount notes due 2008 ("15% Notes") and one warrant. As consideration for issuance of the units, Holdings received $40.0 million cash of which $30.3 million was allocated to the 15% Notes and $9.7 million was allocated to the warrants. Holdings acquired the warrants from Warrant Holdings for $9.7 million. Warrant Holdings, in turn, invested the $9.7 million to acquire a 10.0% common limited partnership interest in Holdings. The amount allocated to the warrants is based on Warrants Holdings' 10.0% common limited partnership interest in Holdings and on Holdings' common equity value, net of an estimate of Recapitalization costs not borne by Warrant Holdings, established in conjunction with the admission of Volvo Trucks and the purchase of Chartwell's and Kirschner's interests in the Operating Partnership. Upon an exchange event, such as a change in control, IPO, or bankruptcy of Holdings, the warrants will be exchanged, for no additional consideration, for 100% of the common stock of Warrant Holdings, whose sole asset currently is approximately 10.0% of the common limited partnership interests in Holdings. As a result of this contingent repurchase obligation, the warrants will be reflected outside partners' deficit as contingently redeemable warrants in the audited consolidated balance sheets included herein. The warrants are callable by Holdings prior to August 1, 2002, at increasing amounts over time from $11.2 million to $14.8 million. If not exchanged by August 1, 2004, the warrants must be repurchased by Holdings at their then fair value. Future changes (determined each balance sheet date in a manner consistent with the determination of market price of partnership interests described in Note (12)), if any, in the value of the warrants will be charged directly to partners' capital (deficit).

     As a result of the Recapitalization, Holdings is the owner of approximately 99.5% of the common interests of the Operating Partnership. The common limited partnership interests of Holdings are owned by the Cardwell Group (approximately 51.6%), Volvo Trucks (approximately 28.7%), Mobil Long Haul (approximately 9.7%) and Warrant Holdings (approximately 10.0%) and the mandatorily redeemable preferred partnership interests of Holdings are owned by Mobil Long Haul ($17.0 million) and the Cardwell Group ($7.6 million). Petro, Inc. and another affiliate of the Cardwell Group own the remaining 0.5% of the Operating Partnership. Generally accepted accounting principles require negative capital accounts of minority partners in consolidated subsidiaries to be recorded in partners' capital (deficit).

     The formation of Holdings (whereby certain of the Operating Partnership's partners exchanged their interests in the Operating Partnership for identical interests in Holdings) was recorded at predecessor basis and has been reflected in the accompanying consolidated financial statements in a manner similar to a pooling-of-interests. Accordingly, the accompanying consolidated financial statements reflect the historical amounts and results of operations of Holdings' consolidated subsidiaries as if the exchange referred to above had occurred on the first day of the first period presented.

     The Operating Partnership also amended its prior senior collateralized credit facility (the "Existing Senior Credit Facility" and, as amended, the "New Senior Credit Facility") as part of the Recapitalization. The New Senior Credit Facility consists of an $85.0 million revolving credit facility and a $40.0 million term loan B. The proceeds of the term loan B were used to repay principal amounts due under the term A and B loans and the expansion facility of the then Existing Senior Credit Facility of approximately $38.1 million, plus accrued interest. The New Senior Credit Facility is collateralized by substantially all of the Operating Partnership's assets and contains certain covenants as described in Note (7).

     Holdings funded a portion of its purchase of the Chartwell and Kirschner interests in the Operating Partnership with debt. Holdings currently has no operations of its own and is, therefore, dependent upon the Operating Partnership's earnings and cash flows to satisfy its obligations under the 15.0% Notes and warrants.

     Unless otherwise noted, Holdings and its subsidiaries are herein referred to as the "Company."

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Company Formation and Description of Business - continued

1997 Recapitalization

     On January 30, 1997, the Operating Partnership consummated a transaction entered into in October 1996, under which Chartwell and Mobil Long Haul invested $20.7 million and $15.0 million, respectively, to directly acquire the 40.0% common partnership interests of the Operating Partnership owned by The Fremont Group, Inc. The respective Mobil Long Haul and Chartwell investments in the Operating Partnership were approximately $4.2 million and $5.8 million. Mobil Long Haul's $10.1 million share of the direct cost of acquiring The Fremont Group, Inc.'s interest in the Operating Partnership has been reflected in the accompany consolidated financial statements as an increase in partners' capital and a corresponding decrease in minority interest in consolidated subsidiaries. The Cardwell Group maintained its capital investment in the Company. Kirschner, a Company franchisee, invested $1.0 million in the Operating Partnership in exchange for a 2.0% common partnership interest. Immediately thereafter, the Cardwell Group and Mobil Long Haul agreed to assign $19.6 million of their capital balances to mandatorily redeemable preferred partnership interests.

     Following these investments, the common partnership interests of the Operating Partnership were owned by:

     .    Chartwell (approximately 50.8%),
     .    Cardwell Group (approximately 39.9%),
     .    Mobil Long Haul (approximately 7.3%), and
     .    Kirschner (approximately 2.0%).

     The mandatorily redeemable preferred partnership interests were owned by:

     .    Mobil Long Haul ($12.0 million) and
     .    Cardwell Group ($7.6 million).

     As a result of the 1997 recapitalization, Chartwell and the Cardwell Group owned both general and limited partnership interests and Mobil Long Haul and Kirschner owned only limited partnership interests. Mobil Oil Corporation and the Operating Partnership also entered into certain supply and marketing agreements.

     As part of the 1997 recapitalization, the Company issued $135.0 million of 10 1/2% senior unsecured notes due 2007, and repurchased approximately 94.0% of the outstanding 12 1/2% senior notes due 2002 and approximately 100% of outstanding debt warrants. The Operating Partnership also amended its then existing senior collateralized credit facility. The credit agreement consisted of a $25.0 million revolving credit facility, a $14.0 million term loan A, a $30.0 million term loan B and a $40.0 million expansion facility. In connection with the issuance of the 10 1/2% notes, the Company capitalized approximately $14.5 million of debt issuance costs and wrote off, as an extraordinary item, $12.7 million of debt restructuring costs. These costs included the write-off of deferred financing costs relating to the replacement of its previous credit agreement, the 12 1/2% senior notes, and the related debt warrants.

     The 1997 recapitalization has been reflected in the accompanying consolidated financial statements using recapitalization accounting, which results in the carryforward of historic book values of assets and liabilities.

Description of Business

The Company, through the Operating Partnership, operates large, multi-service truck stops known as "Petro Stopping Centers" ("Stopping Centers"), that are located along interstate highways and typically offer diesel fuel, gasoline, home-style restaurants ("Iron Skillet"), truck preventative maintenance centers

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Company Formation and Description of Business - continued

("Petro:Lubes"), travel and convenience stores and a range of other products, services and amenities to professional truck drivers, other highway motorists and local residents. At December 31, 1999, the Company's network consisted of 53 Stopping Centers located in 30 states, of which 30 were operated by the Operating Partnership and 23 were franchised.

(2) Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. Minority interest in consolidated subsidiaries represents (i) prior to the Recapitalization, the interests in the Operating Partnership owned by Chartwell (50.8%) and Kirschner (2.0%), and (ii) prior to January 30, 1997, the interests in the Operating Partnership owned by The Fremont Group, Inc. (40.0%). Petro, Inc. and another affiliate of the Cardwell Group own the remaining 0.5% of the Operating Partnership. Generally accepted accounting principles require negative capital accounts of minority partners in consolidated subsidiaries to be recorded on partners' capital (deficit).

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Accounts receivable are primarily due from national and regional commercial trucking companies, and include accounts receivable purchased for a fee from franchisees. The receivables are not collateralized. The risk, however, is limited due to the large number of entities comprising the customer base and their dispersion across geographic regions. At December 31, 1999, the Company had no significant concentrations of credit risk.

Cash and Cash Equivalents

     The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Allowance for Uncollectible Accounts

     Accounts receivable are reviewed on a regular basis and the allowance for uncollectible accounts is established to reserve for specific accounts believed to be uncollectible. In addition, the allowance provides a reserve for the remaining accounts not specifically identified. At December 31, 1998 and 1999, the allowance for uncollectible accounts totaled $627,000 and $742,000, respectively.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) Summary of Significant Accounting Policies - continued

Inventories

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out method.

Land Held for Sale

     In the fourth quarter of 1997, management committed to a plan to dispose of certain real estate holdings. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets held for sale be reported at the lower of carrying amount or fair value less cost to sell. At December 31, 1998 and 1999, the Company reported land held for sale at its net book value of $6.1 million for each year. The land held for sale consists of several parcels of undeveloped land considered by management as excess and no longer necessary for the operations of the Company. All of the 1998 and 1999 balances are included in other assets in the accompanying consolidated balance sheets.

Property and Equipment

     Property and equipment are recorded at historical cost. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred, and amounted to $3.5 million, $4.5 million, and $4.2 million for the years ended December 31, 1997, 1998, and 1999, respectively. Renewals and betterments are capitalized. Gains or losses on disposal of property and equipment are credited or charged to income.

     Leased equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease.

     Facilities under development are recorded at cost, and include capitalized interest costs associated with the development of a project. These costs are classified as facilities under development until the project is completed, at which time the costs are transferred to the appropriate property and equipment accounts.

Debt Issuance Costs

     Costs incurred in obtaining long-term financing are amortized over the life of the related debt using a method that approximates the interest method. At December 31, 1998 and 1999, accumulated amortization of debt issuance costs were $3.1 million and $1.7 million, respectively.

Self-Insurance

     The Company is self-insured for employment practices, general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per-occurrence basis. For the years ended December 31, 1997, 1998, and 1999, the Company paid $4.1 million, $6.8 million, and $8.6 million, respectively, on claims related to these self-insurance programs. Provisions for these self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. At December 31, 1998 and 1999, such aggregated provisions amounted to approximately $6.0 million and $8.3 million, respectively. At December 31, 1998 and 1999, the aggregated accrual amounted to approximately $4.6 million and $4.3 million, respectively. The Company believes it provides an accrual adequate to cover both reported and incurred but not reported claims.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) Summary of Significant Accounting Policies - continued

Advertising and Promotion

     Costs incurred in connection with advertising and promotion are expensed as incurred, net of reimbursements from franchisees. Net advertising and promotion expenses of $2.5 million, $2.8 million, and $2.6 million were incurred for the years ended December 31, 1997, 1998, and 1999, respectively, and are included in operating expenses in the accompanying consolidated statements of operations. Advertising and promotion reimbursements from franchisees totaled $334,000, $401,000, and $432,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

Motor Fuel Taxes

     Certain motor fuel taxes are collected from consumers and remitted to governmental agencies by the Company. Such taxes were $192.7 million, $203.3 million, and $211.6 million for the years ended December 31, 1997, 1998, and 1999, respectively, and are included in net revenues and cost of sales in the accompanying consolidated statements of operations.

Environmental Liabilities and Expenditures

     Accruals for environmental remediation activities are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. At December 31, 1998 and 1999, such accrual amounted to
$274,000 and $122,000, respectively.   These liabilities are exclusive of claims
against third parties and are not discounted.

Revenue Recognition

     The Company recognizes revenue from the sale of fuel and non-fuel products and services at the time delivery has occurred and services have been performed.

Franchise Revenues

     The Company recognizes net revenue from individual franchises and initial training fees when substantially all significant services to be provided by the Company have been performed. Continuing franchise fees, which are based generally upon a percentage of the franchisees' sales, are recognized monthly as earned. Given the insignificance of initial franchise fees and other revenue types, the Company reports a total combined revenue amount. Fees earned from franchises aggregated $4.0 million, $4.5 million, and $5.0 million during the years ended December 31, 1997, 1998, and 1999, respectively. There were 18, 21, and 23 franchise locations in operation during the years ended December 31, 1997, 1998, and 1999, respectively. The Company does not allocate any expenses or assets in measuring its franchise segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

Financial Instruments with Off-Balance Sheet Risk

     The Company occasionally utilizes futures and options contracts with the objective of minimizing fuel cost risk due to market fluctuations. Gains and losses resulting from changes in the market value of these contracts are recognized when the related inventory is sold. The Company also may occasionally enter into futures and options contracts that are not specific hedges and gains or losses resulting from changes in market value of these types of futures contracts are recognized in income currently. At December 31, 1999, the Company was not a party to any futures or options contracts. Interest rate swap agreements are utilized from time to time to manage interest rate exposures. The amount to be paid or received on these agreements is accrued as interest rates change and is recognized over the lives of the

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Summary of Significant Accounting Policies - continued

respective agreements. At December 31, 1999, the Company was party to an interest rate swap agreement with an aggregate principal amount of $30.0 million, which effectively changes a portion of the Company's interest rate exposure from a floating rate to a fixed rate basis. The effect of the swap was to increase the rate the Company paid of 6.15% by 0.66%, which resulted in additional interest expense of approximately $264,000 for the year ended December 31, 1999.

Income Taxes

       The Company is not subject to federal or state income taxes. Results of operations are allocated to the partners in accordance with the provisions of Holdings' Partnership Agreement and reported by each partner on their respective federal and state income tax returns. The taxable income or loss allocated to the partners in any one year generally varies substantially from income or loss for financial reporting purposes due to differences between the periods in which such items are reported for financial reporting and income tax purposes.

Change in Accounting Principles

       In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities (including, among other things, pre-opening costs related to the development of new sites and organization costs) be expensed as incurred and that previously capitalizable costs expensed in the initial adoption be reported as a cumulative effect of a change in accounting principle. The adoption of SOP 98-5 resulted in a charge to income of $3.3 million in 1998 and is presented as a cumulative effect of a change in accounting principle, as required.

       In the fourth quarter of 1997 the Financial Accounting Standards Board issued, and the Company adopted, Emerging Issues Task Force Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation" ("EITF No. 97-13"). EITF No. 97-13 required the immediate write-off, during the Company's fourth quarter, of cumulative costs related to process reengineering activities that were previously allowed to be capitalized. Prospective costs of a similar nature are also required to be expensed as incurred. The adoption of EITF No. 97-13 resulted in a charge to income of $1.6 million in 1997 and is presented as a cumulative effect of a change in accounting principle, as required.

Reclassifications

       Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) Inventories


       The following is a summary of inventories at December 31, 1998 and 1999:

                                                     1998          1999
                                                     ----          ----
                                                       (in thousands)

Motor fuels and lubricants                          $ 3,704      $ 7,222
Tires and tubes                                       4,141        4,453
Merchandise and accessories                           7,827        9,668
Restaurant and other                                  1,244        1,103
Less reserve for obsolescence                          (457)        (457)
                                                    -------      -------
    Inventories, net                                $16,459      $21,989
                                                    =======      =======

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       During 1998, the Company wrote off a majority of its inventories that had been deemed to be obsolete.

(4) Property and Equipment

          Property and equipment is summarized at December 31, 1998 and 1999, as follows:

                                                       Estimated
                                                         Useful
                                                          Lives
                                                         (years)       1998              1999
                                                         ------        ----              ----
                                                                          (in thousands)
Land and improvements                                       10       $ 27,707           $ 29,571
Buildings and improvements                                  30        104,265            128,672
Furniture and equipment including capital lease           3-10         60,018             69,792
Leasehold improvements                                    7-30         20,234             19,810
Facilities under development                                 -              -              9,636
                                                                     --------           --------
                                                                      212,224            257,481
Less accumulated depreciation and amortization                        (53,426)           (65,869)
                                                                     --------           --------
   Property and equipment, net                                       $158,798           $191,612
                                                                     ========           ========

       The Company currently has equipment under a capital lease. Facilities under development include costs associated with new facilities and major renovations of existing facilities. Other than as related to Mebane, North Carolina and Glendale, Kentucky, there were no future construction commitments at December 31, 1999.

(5) Operating Leases

       The Company has entered into various operating leases. The operating leases are for the leases on two Stopping Center locations, an office building, truck leases and various equipment leases. The leases contain renewal options varying from automatic annual renewals to multiple five-year options. A summary of future minimum rental payments on operating leases which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999, is as follows:

                                    Related         Third
Fiscal Year Ending                   Party          Party           Total
------------------                   -----          -----           -----
                                                (in thousands)

2000                                $1,409         $   858         $ 2,267
2001                                 1,409             843           2,252
2002                                 1,409             843           2,252
2003                                 1,409             843           2,252
2004                                 1,409             751           2,160
Later years                          1,806           9,078          10,884
                                    ------         -------         -------
Total minimum lease payments        $8,851         $13,216         $22,067
                                    ======         =======         =======

       Rent expense under all operating leases was $2.3 million, $2.6 million, and $2.3 million for 1997, 1998, and 1999, respectively. Of these rentals, $1.5 million were paid to related parties for each of the years ended December 31, 1997, 1998, and 1999. The related-party operating leases, which are more fully described in Note (9), are:

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Operating Leases - continued

       . The Company leases a facility in El Paso, Texas, from a trust in which J.A. Cardwell, Sr. is a 50% beneficiary, to operate the Company's retread plant and made lease payments of $72,000 for each of the fiscal years ended December 31, 1997, 1998, and 1999.

       . The office building in which the Company's principal executive offices are located is owned by J.A. Cardwell, Sr. The Company made annual rent payments of $336,000 for each of the years ended December 31, 1997, 1998, and 1999.

       . The Stopping Center located in Effingham, Illinois, is leased by the Company from Truck Stop Property Owners, Inc., which is partially owned by Travis Roberts, a current officer of the Operating Partnership. The Company made rental payments of $1.1 million for each of the years ended December 31, 1997, 1998, and 1999.

(6) Notes Payable

       At December 31, 1998, the Company had available a five-year revolving credit facility and a three-year expansion facility (collectively, "Credit Facility"), under which up to $25.0 million and $40.0 million were available, respectively. At December 31, 1998, the balance available on the Credit Facility, net of letters of credit outstanding, was $22.6 million and the Company did not have a balance outstanding on the expansion facility.

       As discussed in Note (1), as part of the Recapitalization, the Company amended its Existing Senior Credit Facility. Under the New Senior Credit Facility, the Company, subject to certain covenants, has available an $85.0 million revolving credit facility that may be used for working capital and to fund the acquisition and development of new Stopping Centers. Any principal amount up to $60.0 million outstanding at July 23, 2002, will automatically convert to a term loan A. Following this conversion, $25.0 million will continue to be available on a revolving basis until maturity at July 23, 2004. The outstanding amounts under term loan A, if any, will amortize in eight equal quarterly installments following the conversion. Interest on drawn funds is paid monthly at 1.5% above the bank's base rate or 2.75% over the Eurodollar rate (the rate is determined at time of borrowing at Holdings' option). Commitment fees of .5% on undrawn funds are paid quarterly. At December 31, 1999, the Company did not have a balance outstanding on the revolving credit facility.

       The Company did have standby letters of credit outstanding under the respective revolving credit facilities at December 31, 1998 and 1999. For each of the years ended December 31, 1998 and 1999, the standby letters of credit, principally related to unfunded insurance claims were $2.0 million. Various other standby letters of credit totaled $427,000 for each year ended December 31, 1998 and 1999.

       Any funds drawn on the New Senior Credit Facility are secured by substantially all of the Operating Partnership's assets and the partnership interest of Mobil Long Haul, the Cardwell Group, and Volvo Trucks are guaranteed by each of the Company's subsidiaries, whose guarantees in turn are collateralized by substantially all of such subsidiaries' assets.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Long-Term Debt

         Long-term debt at December 31, 1998 and 1999, is presented below.


                                                                                           December 31,            December 31,
                                                                                               1998                    1999
                                                                                               ----                    ----
                                                                                                      (in thousands)
                                                                                                       -------------
Four-year term note to a bank in an original amount of $20.0 million maturing
September 30, 2001. The note was payable in 18 consecutive quarterly installments commencing September 30, 1997.  Interest at either the bank's prime rate plus
1.5% or the Eurodollar rate plus 2.75% was payable monthly.  The rate was
7.75% at December 31, 1998.  The note was repaid July 23, 1999.                               $  9,973                 $      -

Six-year term note to a bank in an original amount of $30.0 million maturing
September 30, 2003. The note was payable in 26 consecutive quarterly
installments commencing September 30, 1997.   Interest at either the bank's
prime rate plus 2.0% or the Eurodollar rate plus 3.25% was payable monthly.
The effective rate was 8.3125% at December 31, 1998, as a result of an interest swap agreement (the "Swap") with the lender as required under the loan agreement.
This note was repaid July 23, 1999, and the Swap was transferred to the New
Senior Credit Facility.                                                                         28,933                        -

Seven-year term note to a bank in an original amount of $40.0 million maturing
July 23, 2006.  The note is payable in 24 consecutive quarterly installments varying from $250,000 to $600,000 commencing September 30, 2000.  Interest at either the bank's prime rate plus 1.5% or the Eurodollar rate plus 3.0% is payable monthly.  The effective rate was 7.83% at December 31, 1999, as a result of the Swap with the lender as required under the loan agreement.  The
Swap expires on January 1, 2000.  The note is collateralized by substantially
all of the Company's assets.                                                                         -                   40,000

12 1/2% Senior Notes due 2002 (the "12 1/2 Notes") in an original aggregate principal amount of $100.0 million, net of original issue discount.  As part of the 1997 recapitalization, approximately 94.0% of the 12 1/2 Notes were retired.  Interest on the 12 1/2 Notes is payable on June 1 and December 1
of each year beginning December 1, 1994.                                                         6,190                    6,190

10 1/2% Senior Notes due 2007 (the "10 1/2 Notes") in an original aggregate principal amount of $135.0 million, net of unamortized discount of $656,000.
Interest on the 10 1/2 Notes is payable on February 1 and August 1 of each year, beginning August 1, 1997. The 10 1/2 Notes are effectively subordinate to the loans outstanding under the New Senior Credit Facility to the extent of the
value of the assets securing such loans.                                                       135,000                  134,344

15% Senior Discount Notes ("15 Notes"), due 2008, net of an unamortized discount of $68.3 million to yield an effective rate of 18.2%.  Interest on the 15 Notes is payable on February 1 and August 1 of each year, beginning August 1, 2004.
The 15 Notes will be effectively subordinated to the loans outstanding under
the New Senior Credit Facility, the 10 1/2 Notes and the 12 1/2 Notes.                               -                   44,994

Obligation under equipment capital lease                                                         1,232                      764
                                                                                              --------                 --------

Total long-term debt                                                                           181,328                  226,292
Less current portion                                                                             4,967                    1,001
                                                                                              --------                 --------
Long-term debt, excluding current portion                                                     $176,361                 $225,291
                                                                                              ========                 ========

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Long-Term Debt - continued

          The 12 1/2 Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after June 1, 1999, upon not less than 30 and no more than 60 days notice at the following redemption prices (expressed as percentages of the principal amount to be redeemed) as set forth below, plus accrued interest:

                                             Redemption
                  Year                          Price
                  ----                       ----------
                  1999                         103.57%
                  2000                         101.79%
                  2001                         100.00%

          The 10 1/2 Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after February 1, 2002, upon not less than 30 and no more than 60 days notice at the following prices (expressed as percentages of the principal amount to be redeemed) as set forth below, plus accrued interest:

                                             Redemption
                  Year                          Price
                  ----                       ----------
                  2002                         105.2%
                  2003                         103.5%
                  2004                         101.7%
           2005 and thereafter                 100.0%

          In addition, prior to February 1, 2000, the Company may, with the net proceeds of one or more public equity offerings of qualified capital interest in the Company, redeem up to 35.0% of aggregate principal amount of the outstanding 10 1/2 Notes at a redemption price of 110.5%, plus accrued interest.

          The 15 Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after August 1, 2004, upon not less than 30 and no more than 60 days notice at the following prices (expressed as percentages of the principal amount to be redeemed) as set forth below, plus accrued interest:

                                             Redemption
                  Year                          Price
                  ----                       ----------
                  2004                         107.5%
                  2005                         105.0%
                  2006                         102.5%
           2007 and thereafter                 100.0%

          In addition, prior to February 1, 2000, the Company may, with the net proceeds of one or more public equity offerings of qualified capital interest in the Company, redeem 100% of the notes at the accreted value of the outstanding 15% Notes at a redemption price of 115.0%, plus accrued interest.

          The Indentures for the Long-Term Debt and the New Senior Credit Facility agreement each contain certain covenants, including without limitation, covenants with respect to the following matters: (i) limitation on indebtedness;
(ii) limitation on restricted payments; (iii) limitation on sales of restricted subsidiary stock; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on disposition of proceeds of asset sales;
(vii) limitation on distributions and other payment restrictions affecting restricted subsidiaries; (viii) restrictions on mergers and certain transfers of assets and (ix) in the case of the New Senior Credit Facility financial covenants covering leverage, cash flows, interest coverage, and minimum net worth. At December 31, 1997, 1998, and 1999, the Company was in compliance with all debt covenants.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Long-Term Debt - continued

          Estimated principal payment requirements on long-term debt and a capital lease obligation are as follows:

Fiscal Year Ending                                          (in thousands)
------------------                                          --------------
2000                                                           $  1,001
2001                                                              1,263
2002                                                              7,190
2003                                                              1,000
2004                                                              6,500
Thereafter                                                      278,370
Less unamortized discount                                       (69,032)
                                                            --------------
   Total                                                       $226,292
                                                            ==============

(8) Accrued Expenses and Other Liabilities

          The following is a summary of accrued expenses and other liabilities at December 31, 1998 and 1999:

                                                                 1998            1999
                                                                 ----            ----
                                                                    (in thousands)
                                                                    --------------
Accrued expenses:
  Employee related expenses                                    $  9,794        $  7,117
  Taxes payable-sales, fuel and property                          2,594           2,578
  Other                                                           6,934          10,731
  Due to franchisees                                              2,117               -
                                                            --------------   -----------
   Total                                                       $ 21,439        $ 20,426
                                                            ==============   ===========

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Related-Party Transactions

          Amounts due to and from affiliates as of December 31, 1998 and 1999, consist of the following:

                                                                    1998                     1999
                                                                    ----                     ----
                                                                            (in thousands)
                                                                            --------------
Due from affiliates:
   C&R Distributing, Inc.                                         $    39                  $   161
   Petro Truckstops, Inc.                                             181                      159
   Petro Travel Plaza, LLC (Wheeler Ridge)                              -                      535
   Highway Service Ventures, Inc.                                      39                       88
   Cardwell Group                                                     647                      647
   Other                                                              257                      137
                                                                -----------              -----------
       Total                                                      $ 1,163                  $ 1,727
                                                                ===========              ===========

Due to affiliates:
   El Paso Amusement Company                                      $   189                  $   131
   Highway Service Ventures, Inc.                                     481                        -
   C&R Distributing, Inc.                                              83                       57
   Mobil Diesel Supply Corporation                                 13,177                   21,338
   Mobil Oil Corporation                                            1,718                    4,011
   Cardwell Group                                                   1,058                        -
   Other                                                               62                        -
                                                                -----------              -----------
       Total                                                      $16,768                  $25,537
                                                                ===========              ===========

          In connection with the Recapitalization, the Company entered into new ten-year supply agreements with Mobil Oil Corporation under which Mobil Oil Corporation will supply the company-operated Stopping Centers' diesel fuel requirements and gasoline requirements in those markets in which Mobil branded gasoline is available for sale. Under the lubricant supply agreement, the Company is allowed to purchase such quantities of lubricants as the Company requires at the prices set forth in the agreement. The diesel fuel sold at all but one company-operated Stopping Centers and some of the Company's franchise operated Stopping Centers are branded Mobil Diesel, and all of the company-operated Petro:Lubes feature Mobil Delvac lubricants. Under the new fuel supply agreement and the agreement for the resale of oils and greases with Mobil Oil Corporation, both dated July 23, 1999, the Company agreed to purchase Mobil branded lubricant products and Mobil branded diesel fuel for sale and distribution under Mobil's trademarks at the company-operated Stopping Centers and eight of the Company's franchise operated truck stops and Mobil branded gasoline for sites as selected by Mobil Oil Corporation, as limited however, by existing contractual obligations to purchase gasoline from other suppliers. The Mobil Supply Agreements require that the Company purchase from Mobil-specified distribution terminals, a minimum number of gallons of diesel fuel on an annual basis, depending on product availability and reductions by Mobil Oil Corporation under described circumstances. For 1999, the Company's annual volume commitment was 172.3 million gallons of Mobil diesel under the fuel supply agreement and
1.2 million gallons of Mobil lubricants under the lubricant supply agreement. This constitutes approximately 37.4% of the Company's current diesel fuel requirements and approximately 63.1% of the Company's lubricant requirements. If the Company does not purchase any diesel fuel from Mobil Oil Corporation under the Mobil Supply Agreements, the maximum penalties in any year would be $0.0035 per gallon multiplied by the annual volume commitment as provided for in the Mobil Supply Agreements, plus additional amounts for each new Stopping Center opened and which Mobil Oil Corporation agrees to supply. As a result of the Mobil Supply Agreements and to comply with the laws governing the branding of diesel fuel, if Mobil Oil Corporation is unable to supply 100% of the Company's diesel fuel demand due to limited product availability, Mobil Diesel Supply Corporation ("MDS"), a wholly owned subsidiary of

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Related-Party Transactions - continued

Mobil Oil Corporation, purchases additional diesel fuel from third-party suppliers and then sells it to the Company. Under the terms of the Mobil Supply Agreements, the Company may continue to negotiate with third parties regarding price and other terms, and then designate them to MDS. Third-party suppliers are approved by Mobil Oil Corporation if the fuel to be supplied by the third party meets all federal, state and local diesel requirements. The Company's fuel purchase arrangement with MDS enables the Company to meet its diesel fuel needs and to comply with branding laws, which require Mobil Oil Corporation to first take possession of the fuel before it can be branded as Mobil diesel.

          The Mobil Supply Agreements allow the Company to continue to negotiate for the purchase of diesel fuel with third-party suppliers approved by MDS. If the Company is able to obtain a lower diesel fuel price from a third-party supplier in a particular market area, the Company may request that Mobil Oil Corporation meet the lower price or allow a portion of its diesel fuel requirements to be supplied from the MDS approved third-party supplier, in which case MDS would purchase the diesel fuel from the supplier and resell the product to the Company. Any change in supply source, other than a change resulting from Mobil Oil Corporation's inability to supply, does not affect the Company's requirement to purchase the annual minimum number of gallons from Mobil-specified distribution terminals fixed by the Mobil Supply Agreements. The Mobil Supply Agreements also place a monthly limit on the maximum number of gallons of diesel fuel that the Company may lift from Mobil-specified distribution terminals. Prices to be charged for fuel sold to the Company under the Mobil Supply Agreements are based on referenced prices minus discounts and plus delivery costs. Upon the expiration of the ten-year initial term, the Mobil Supply Agreements are renewable for another five-year term at the option of Mobil Oil Corporation; however, the Company has the ability to terminate the agreements at the end of the ten-year term at a price based on a formula discussed in the Mobil Supply Agreements.

          The Company purchases diesel fuel for each of its company-operated Stopping Centers on a daily basis. During 1999, the Company purchased 100% of diesel fuel through MDS, approximately 65.8% of which was third-party fuel purchased through this arrangement. The approximate aggregate amount paid under the Mobil Supply Agreements for the year ended December 31, 1999, totaled $422.0 million.

          The office building in which the Company's principal executive offices are located is owned by J.A. Cardwell, Sr., the President of Holdings and Chief Executive Officer and Chairman of the Operating Company. The Company leases the entire building under a lease expiring on December 31, 2005, paying monthly rent totaling $336,000 per year, as well as taxes, maintenance and other operating expenses. For each of the years ended December 31, 1997, 1998, and 1999, the Company made annual rental payments of $336,000.

          The Stopping Center located in Effingham, Illinois, is owned by Truck Stop Property Owners, Inc. ("Truck Stop"), a corporation owned by Travis Roberts, and five former employees of the Operating Partnership. Mr. Roberts is a current officer of the Operating Partnership and owns 22.0% of the stock of Truck Stop. The Company leases the Effingham Center under a lease expiring in May 2006, which provides for basic rent payments, plus taxes and operating expenses. The Company has three consecutive options to renew the lease for terms of five years each at rental rates equal to the base rent, plus certain adjustments at the time of renewal. The Company also has the right of first refusal to purchase the Petro Stopping Center at any purchase price agreed upon between Truck Stop and a third party. The Company made rental payments to Truck Stop of $1.1 million on this property in each of the years ended December 31, 1997, 1998, and 1999.

          The Company entered into an agreement with Chartwell Investments, Inc., providing for the payment of fees and reimbursement of certain expenses to Chartwell Investments, Inc. for acting as financial advisor with respect to the 1997 recapitalization, including soliciting, structuring and arranging the financing of the 1997 recapitalization. The fees, totaling approximately $3.0 million, equal to 1.0% of the total capitalization of the Company, plus .5% of the expansion facility and the reimbursement of

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Related-Party Transactions - continued

certain expenses, were paid at the closing. These costs were deferred and are being amortized over the terms of the respective debt instruments to which they relate.

          Under the terms of an agreement with C&R Distributing, Inc. ("C&R"), the Company currently purchases Chevron branded gasoline and motor oils at cost for three of its facilities from C&R. The sole shareholder of C&R Distributing is Nevada Trio, Inc., a Nevada Corporation, which is 100% owned by the Cardwell Group. The C&R fuel agreement requires the Company to keep Chevron unleaded gasoline, regular gasoline and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, the Company entered into a product services agreement with C&R which terminates in December 2004, under which C&R provides the Company with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. The C&R agreement provides that C&R will charge the Company for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The C&R fuel agreement is exclusive but allows the Company to cancel the agreement with 30 days prior notice. The C&R services agreement is non-exclusive and allows the Company to enter into similar agreements with other parties. Fuel sales aggregating $3.3 million, $169,000, and $100,000 for the years ended December 31, 1997, 1998, and 1999, respectively, were made to C&R Distributing, Inc. at the Company's cost. C&R sales of fuel and lubricants and truck hauling fees, aggregating $5.1 million, $4.0 million, and $3.7 million for the years ended December 31, 1997, 1998, and 1999, respectively, were charged to the Company.

          At the time of the Recapitalization, Volvo and the Company entered into an Operating Agreement related to the warranty, maintenance and service work the Company will provide to Volvo managed vehicles, the sale by the Company of all the truck parts, on a preferred basis, joint advertising and marketing initiatives and the co-development of Stopping Centers by Volvo and the Company to utilize truckstop space for Volvo truck sales and marketing.

          Highway Service Ventures, Inc., a corporation in which J.A. Cardwell, Sr. owns a 32.5% interest, operates four franchised Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia pursuant to franchise agreements with Holdings. None of these franchise agreements contain terms that are any more favorable to the franchisee than the terms in any of the Company's other franchise agreements.

          In May 1992, the Company leased a facility in El Paso, Texas, from a trust in which J.A. Cardwell, Sr. is a 50.0% beneficiary, to operate the Company's retread plant, which produces retread tires for sale at Stopping Centers (including franchisees) and to others. The Company made lease payments of $72,000 for each of the years ended December 31, 1997, 1998, and 1999. In addition, the Company sells retread tires to El Paso Tire Center, Inc., a corporation owned 100% by J.A. Cardwell, Sr. Such sales amounted to $47,000, $60,000, and $33,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

          The Company has an agreement and formed a limited liability corporation, Petro Travel Plaza LLC, with Tejon Development Corporation to build and operate a Petro Stopping Center branded location in Southern California. Pursuant to the terms of the Limited Liability Company Operating Agreement of Petro Travel Plaza LLC, dated as of December 5, 1997, among the Operating Partnership, Tejon, and Tejon Ranch Company, as guarantor, we made an initial capital contribution of $2.0 million for working capital and inventory, which is our basis for the investment in the joint venture. Pursuant to the agreement the LLC financed construction of the location with a non-recourse credit facility, and the Company receives a management fee of $250,000 per annum and as a 40.0% member in the joint venture, the Company receives 40.0% of the location's operating earnings. This location began operations in June 1999.

          In connection with the formation of the Operating Partnership in May 1992, J.A. Cardwell, Sr. and James A. Cardwell, Jr., officers and Directors of the Company, executed an Option and Right of First

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Related-Party Transactions - continued

Refusal Agreement which granted to the Company and other parties the options which expire in December 2006, to purchase certain properties owned by the Cardwell Group that are located near or adjacent to certain of the Company's Stopping Centers, and a right of first refusal on these properties. The price at which an option property may be purchased will be equal to the fair market value of the property when the option is exercised as determined by an appraisal.

          J.A. Cardwell, Sr., James A. Cardwell, Jr. and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0% and 10.0%, respectively, of the stock of C&PPR, Inc. ("C&PPR"). J.A. Cardwell, Sr. is the sole shareholder of CYMA Development Corporation ("CYMA") and James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. ("Petro Truckstops") and Petro Beverage, Inc. The Company entered into agreements with CYMA, C&PPR, Petro Truckstops, and Petro Beverage, Inc. to engage in retail sales of beer, wine or wine coolers at a limited number of its facilities. The agreements continue in effect until terminated by either party. Under the agreements with CYMA, C&PPR, Petro Truckstops, and Petro Beverage, Inc., the Company agreed to operate the alcohol sales business at these locations in exchange for 15.0% of the gross receipts generated from alcoholic beverage sales of which 5.0% is the Company's reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to the Company are approximately equal to the gross profit received by the above entities. The Company's revenues in connection with its agreement with C&PPR were $47,000, $59,000, and $74,000 for the years ended December 31, 1997, 1998, and 1999, respectively. The Company's revenues relating to the CYMA agreement were $1,200, $1,000, and $0 for the years ended December 31, 1997, 1998, and 1999, respectively. The Company's revenues in connection with its agreement with Petro Beverage, Inc. were $4,600, $5,900, and $5,600 for the years ended December 31, 1997, 1998, and 1999, respectively. The Company's revenues in connection with the Petro Truckstops agreement were $16,000, $36,000, and $29,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

          In connection with the formation of the Operating Partnership in May 1992, Motor Media, Inc. ("Motor Media"), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with the Company (the "Motor Media Agreement"), under which Motor Media leases floor and wall space at all Stopping Centers operated by the Company and sells space for in-store advertising to third parties. Under the agreement, the Company and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. Motor Media received $234,000, $215,000, and $177,000, before its selling, maintenance and administrative expenses, for the years ended December 31, 1997, 1998, and 1999, respectively, representing its share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide. The Company and Motor Media have extended the term of the Motor Media Agreement through April 2002, which will be automatically extended until cancelled by either party with 60 days written notice.

          Under an existing agreement (the "Amusement Agreement") between El Paso Vending and Amusement Company ("EPAC"), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and the Company, EPAC furnishes video and other games to four of the Company's Stopping Centers and services these games. Pursuant to the Amusement Agreement, which expires in May 2002 or until earlier terminated by either party, the Company paid 60.0% of the revenues generated by the games to EPAC and retained the remaining 40.0%. Beginning November 1994, the arrangement was modified to pay 50.0% of the revenue generated by the games to EPAC and 50.0% to the Company. The Company amended the Amusement Agreement to cause EPAC to contract directly with the Company to furnish and service video and other games at an additional 12 Stopping Centers. Subsequent thereto, EPAC began furnishing and servicing games at an additional six Stopping Centers under the terms of the Amusement Agreement of which one site agreement guarantees a minimum annual revenue to the Company of $180,000. Subsequent to December 1, 1998, EPAC began furnishing and servicing video and other games to two additional Stopping Centers under the terms of the Amusement Agreement, of which the Company pays 40.0% of the revenues generated by the games to EPAC and retains the remaining 60.0%. EPAC received $2.4 million, $2.6 million, and $2.7 million in revenues, respectively, generated from the furnishing and servicing games located at the Stopping Centers for the years ended December 31, 1997, 1998, and 1999.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Related-Party Transactions - continued

          Beginning in June 1993 the two Stopping Centers located in Louisiana featured video poker games housed in a separate on-site facility and operated by a third party, Petro Truckstops, Inc., an affiliate, who, under terms of a contract, turns over 20.0%-70.0% of the revenue generated from the machines. Petro Truckstops, Inc. pays 95.0% of revenue collected to the Company and retains 5.0% for operating expenses in accordance with a lease agreement. The Amusement Agreement has been amended to extend its term through May 2002. Payments to the Company under this arrangement aggregated $2.1 million, $2.2 million, and $1.7 million for the years ended December 31, 1997, 1998, and 1999, respectively. During 1996, the State of Louisiana enacted a statute requiring the cessation of video poker operations unless the parish in which the operations were conducted voted to allow the continued operation of video poker machines. On November 5, 1996, the parish in which the Shreveport facility is located voted to continue to allow video poker operations, while the parish in which the Hammond facility is located voted to disallow video poker operations. The video poker operations at the Hammond facility were required to be, and were, phased out at the end of June 1999. During the years ended December 31, 1998 and 1999, the Hammond location generated approximately $1.1 million and $603,000 of revenue from video poker, respectively. As part of the video poker license for 1999-2000, we leased the Shreveport fuel island operation to Petro Truckstops, Inc., in order to satisfy state law requirements.

          Management fees of $300,000 for each of the years ended December 31, 1997 and 1998, and $175,000 for the year ended December 31, 1999, were earned by Mobil Oil Corporation, in accordance with the terms of the Operating Partnership's Partnership Agreement. Subsequent to the Recapitalization discussed in Note (1), these fees were discontinued.

          The Company entered into a management consulting agreement with Chartwell Investments, commencing January 30, 1997, pursuant to which Chartwell Investments provided the Company with certain management, advisory and consulting services for a fee of $600,000 for each fiscal year of the Company during the term of the agreement, plus reimbursement of certain expenses. For the years ended December 31, 1997, 1998, and 1999, the Company paid Chartwell Investments $600,000, $714,000, and $408,000, respectively, under this agreement. Subsequent to the Recapitalization discussed in Note (1), those fees were discontinued.

          In connection with the Recapitalization, and in compliance with applicable Internal Revenue Code and Treasury Regulation provisions dealing with recourse debt, J.A. Cardwell, Sr., James A. Cardwell, Jr., Petro, Inc., and JAJCO II, Inc. each entered into an indemnity agreement under which each agreed to indemnify the Operating Partnership and Holdings, and the general and limited partners thereof in the event that the indemnified parties are required to pay any current indebtedness or any other liabilities of Holdings or the Operating Partnership after a default, acceleration by the creditor and exhaustion of any collateral securing the credit facility. No payments have been made under these agreements.

          Each of the affiliates, with the exception of Mobil Diesel Supply Corporation, Mobil Oil Corporation, Chartwell, Volvo, Volvo Trucks and Petro Travel Plaza LLC is owned or controlled to some degree by a member or members of the Cardwell Group. Related-party transactions, other than those specifically discussed above, generally arise in the ordinary course of business as a result of the Company's purchase of trade accounts receivable or receipt of franchisee fees from Highway Service Ventures, Inc., a corporation in which J.A. Cardwell, Sr. owns an interest, which owns properties that are part of the Company's truck stop network. For the years ended December 31, 1997, 1998, and 1999, the Company purchased receivables from an affiliated franchisee in the amounts of $18.2 million, $16.9 million, and $17.1 million, respectively and received franchise fees from an an affiliated franchisee of approximately $1.0 million in each of the years.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Partners' Capital (Deficit)

Ownership

          As a result of the Recapitalization and purchase of Chartwell's and Kirschner's interests, discussed in Note (1), Holdings is the owner of approximately 99.5% of the common interests of the Operating Partnership. The common limited partnership interests of Holdings are owned by the Cardwell Group (approximately 51.6%), Volvo Trucks (approximately 28.7%), Mobil Long Haul (approximately 9.7%) and Warrant Holdings (approximately 10.0%) and the mandatorily redeemable preferred partnership interests of Holdings are owned by Mobil Long Haul ($17.0 million) and the Cardwell Group ($7.6 million).

          Under the Holdings' partnership agreement (the "Holdings' Partnership Agreement"), the partners delegated management authority to a seven member Board of Directors. The Cardwell Group, Volvo Trucks, and Mobil Long Haul have the right to appoint two persons each to the Board of Directors. These three partners also have the right to veto certain major partnership decisions. The seventh member is Mr. Larry Zine, who served as the Operating Partnership's executive vice president and chief financial officer from December 1996 to July 1999, and also as its president from January 1999 to July 1999.

Mandatorily Redeemable Preferred Partnership Interests

          The Holdings' Partnership Agreement provides for two classes of preferred partnership interests. The Class A preferred partnership interests held by the Cardwell Group accrue cumulative preferred returns at a rate of 8.0% per annum. The Class A preferred partnership interests held by Mobil Long Haul accrue cumulative preferred returns at a rate of 9.5% per annum. The preferred returns accrue, but are only payable in cash if permitted by the Operating Partnership's then existing debt instruments. Accrued but unpaid returns compound semiannually. The Class A preferred partnership interests will be mandatorily redeemable by the Company on October 27, 2008. The Class A preferred partnership interests are not convertible into common partnership interests. The Class A preferred partnership interests as well as the Class B preferred partnership interests described below have liquidation preferences equal to all their accrued and unpaid preferred return plus to all their unrecovered capital.

          The Class B preferred partnership interests are owned by Mobil Long Haul and accrue cumulative preferred returns at a rate of 12.0% per annum and are convertible into 3.9% of the common partnership interests in Holdings at any time prior to mandatory redemption on the tenth anniversary date of the closing of the Recapitalization. Upon conversion into a common partnership interest (or as soon thereafter as cash may be available) the accrued preferred return on the Class B preferred partnership interest will be paid.

          The Company had accrued and unpaid preferred returns on the mandatorily redeemable preferred partnership interest totaling to $3.6 million and $6.0 million at December 31, 1998 and 1999, respectively.

Distributions

          Under the terms of the Holdings' Partnership Agreement (and prior to the Recapitalization, the Operating Partnership agreement), Holdings is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state and local taxes with respect to the allocation of taxable income to such partner by Holdings. Tax distributions are based on the taxable income of Holdings. Distributions for the years ended December 31, 1997, 1998, and 1999, of both the Operating and Holdings Partnerships were $0, $823,000 and $980,000, respectively.

          As of December 31, 1999, the historical net book value of assets and liabilities was approximately $12.0 million greater than the associated net tax basis of those assets and liabilities.

Allocations of Income

          In any fiscal year, Holdings' profits shall be allocated among the preferred limited partners according to their preferred sharing percentages until the cumulative amount of cash distributed equals the

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Partners' Capital (Deficit) - continued

cumulative amount of cash distributed in payment of unpaid preferred return to the preferred limited partners. Profits for any fiscal year are allocated first to those partners to which losses have previously been allocated, then pro rata to the common limited partners. Losses for any fiscal year shall be allocated first to common partners then to preferred partners.

          Upon liquidation of Holdings, the proceeds will be distributed first to creditors; next to Class A and Class B preferred interests, next, pro rata, to partners who have distribution shortfalls; then to common partnership interests to the extent of unrecovered capital, and lastly, pro rata, to the partners in accordance with their positive capital account balances.

(11) Employee Benefits

          The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees (the "Plan"). Company contributions equal 50.0% of the participants' contributions up to 4.0% of the participants' annual salary and aggregated approximately $189,000, $318,000, and $350,000 for the years ended
December 31, 1997, 1998, and 1999, respectively. Other than those discussed below, there were no other post employment or retirement plans at December 31, 1998 and 1999.

          The Plan failed to correctly perform the requirements under Section 401(k)(3)(ii) of the Internal Revenue Code of 1986, as amended (the "Code"),
Section 401(m) of the Code and the underlying Treasury Regulations (hereinafter referred to as the ADP/ACP Test) for the Plan years 1990-1996. In addition, the Plan failed to allocate forfeitures of employee contributions in accordance with the terms of the Plan since its inception. Management of the Company believes it has identified all operational defects of the Plan, and has taken corrective actions to ensure future compliance. The Plan administrator submitted a request for a compliance statement to the IRS on December 19, 1996, under the IRS Voluntary Compliance Resolution Program (VCR). On August 20, 1998, the IRS notified the Plan that due to certain technical legal issues under the Plan, the submission could not be accepted under the VCR Program, and should be redirected to the Walk in Closing Agreement Program (Walk in CAP). Under the Walk in CAP, the Plan will be permitted to take corrective actions with respect to the operational defects and receive a compliance statement from the IRS acknowledging such action. In April 1999, the Internal Revenue Service issued a ruling allowing the Company to take corrective action with regards to the Plan pursuant to the Walk in Cap. Under the approved Walk in Cap settlement, the Company will pay $250,000 in contributions and $35,000 in penalties. The Company completed this settlement in March 2000. The Company's liability is reflected in the accompanying consolidated balance sheet as of December 31, 1999.

          During 1998, the Company established the Petro Stopping Centers Deferred Compensation Plan (the "Comp Plan") for key employees. Under the Comp Plan, the participants may defer base compensation and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The Company will credit matching deferrals for each participant equal to 50.0% of the first 4.0% of the participant's compensation up to $9,500 per year. Company matched deferrals will vest at 20.0% after one year of service and an additional 20.0% for each year thereafter. The Plan Trustee will invest each participant's account balance in a separate account. The participants are general creditors of the Company with respect to these benefits. The total of participant deferrals, which is reflected in accrued expenses and other liabilities, was $160,000 and $463,000 at December 31, 1998 and 1999, respectively. The Company's matched deferral expenses for the years ended December 31, 1998 and 1999, totaled $9,900 and $27,000, respectively.

(12) Partnership Interests Option Plan

          The Company has established an equity incentive plan ("Option Plan") to attract and retain key personnel, including senior management, and to enhance their interest in the Company's continued success. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its plan. Accordingly,

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Partnership Interests Option Plan- continued

compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. The Company provides the disclosures required by SFAS No. 123.

          Effective upon the consummation of the Recapitalization, all options, pursuant to their terms, became sponsored by Holdings, and all then outstanding options granted under the Option Plan and Mr. Zine's options were converted on an equivalent economic basis to options for equity interests in Holdings on the same terms and conditions, including their vesting schedule. Accordingly, all historical amounts and percentages have been restated to reflect this conversion.

          Options are granted at an exercise price not less than market price at the date of grant. As an entity without publicly traded equity securities, the Board of Directors must determine in good faith the market price of the option at the date of grant. In the event of very recent transactions involving the Company's partnership interests, the market price of the option is based on the value of the interests determined in those transactions. In the absence of very recent transactions, the plan provides a formula for determining an approximation of market price based on a multiple of the Company's latest four quarters of EBITDA, less indebtedness and the mandatorily redeemable preferred partnership interests. The 1997 grants were made at or about the time of the 1997 recapitalization and, therefore, the market price ($2,814 per .01% interest) was based on the valuation of the Company's common partners' capital determined in connection with the 1997 recapitalization. The 1998 market price ($3,010 per .01% interest) was determined by the provisions of the plan since there were no very recent transactions. Based on facts and circumstances at the time, the Board of Directors concluded the amount as determined by the provisions of the plan was a reasonable determination of market price. No options have been granted since 1998.

          Vesting occurs over four years at 25.0% per year. At December 31, 1999, approximately 5.49% of the partnership interests were exercisable, all at an exercise price of $2,913, and all of which expire in 2007. Participants become fully vested upon the occurrence of a Change in Control (as defined in the plan), upon a sale of substantially all of the assets of the Company, upon the liquidation of the Company, upon the Company's consummation or adoption of a plan to make an Extraordinary Distribution of Redemption (as defined in the plan) or a closing of an initial public offering of equity securities. Options may be exercised at any time, to the extent that such options are exercisable. All options expire on the earlier to occur of (i) the tenth anniversary of the date the option was granted, (ii) one year after the participant ceases to be an employee of the Company due to retirement, death or disability, (iii) immediately, if the participant ceases to be an employee of the Company for cause, or (iv) ninety days after the occurrence of the termination of the participant's employment with the Operating Partnership, for any reason other than (ii) or (iii) above. A participant, as defined in the plan, shall have no rights as a limited partner until the date the participant is duly admitted into the partnership. In general, a Class B Common Limited Partner may not participate in partnership profits, losses or gains, or participate in distributions from operations or receive tax distributions; however, a participant may participate in liquidating distributions. Additionally, a Class B Common Limited Partner shall not have any voting rights.

          The Company has also awarded options to Mr. Larry Zine to purchase 3.91% of the common limited partnership interests of the Company at a price of $2,814 per each 0.01 (one hundredth) percent granted pursuant to the terms of Mr. Zine's employment agreement; 25.0% of the options become exercisable on each of December 31, 1997, 1998, 1999, and 2000. However, as a result of the purchase of Chartwell's interests described in Note (1), these options became fully exercisable.

          The Company anticipates that the aggregate equity issued pursuant to any current and future arrangements will be between 5.0% and 10.0% of the fully diluted equity of the Company. A summary of the status of the Company's outstanding partnership interest options as of December 31, 1996, 1997, 1998, and 1999, and changes during the years then ended is as follows:

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) Partnership Interests Option Plan - continued

                                                                                    Percentage       Exercise
                                                                                     Interests       Price (1)
                                                                                    -----------      ---------
Options outstanding at December 31, 1996..........................................           -       $      -
                                                                                       -------       --------
     Granted......................................................................       12.65       $  2,814
     Exercised....................................................................           -       $      -
     Expired/Cancelled/Forfeited .................................................        (.21)      $  2,814
                                                                                       -------       --------
Options outstanding at December 31, 1997..........................................       12.44       $  2,814
     Granted......................................................................        1.89       $  4,221
     Exercised....................................................................           -       $      -
     Expired/Cancelled/Forfeited .................................................        (.75)      $  2,814
                                                                                       -------       --------
Options outstanding at December 31, 1998..........................................       13.57       $  3,010
     Granted......................................................................           -       $      -
     Exercised....................................................................           -       $      -
     Expired/Cancelled/Forfeited .................................................       (1.82)      $  3,089
                                                                                       -------       --------
     Options outstanding at December 31, 1999.....................................       11.75       $  2,998


     (1)  Weighted average per .01% interest

     Had compensation expense been determined consistent with SFAS No. 123, the Company's net income for 1997, 1998 and 1999 (No options were granted in 1999) would have been recorded in the following pro forma amounts:


                                                       1997     1998     1999
                                                       ----     ----     ----
                                                           (in thousands)
     Net income (loss) - as reported...............  $(5,736)  $1,346  $(4,612)
     Net income (loss) - pro forma.................  $(6,478)  $1,180  $(4,612)

     The fair value of each option grant ($1,248 per .01% interest in 1997 and $1,872 per .01% interest in 1998) for the purposes of the pro forma disclosures is estimated using the minimum value method with the following assumptions used for grants in 1997 and 1998 of all options:

                                                            1997   1998
                                                            ----   ----
     Risk-free interest rate .............................  5.86%  5.86%
     Dividend yield.......................................     -      -
     Expected lives in years..............................    10     10

(13) Commitments and Contingencies

     The Company is involved in various litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on the consolidated financial position or results of operations.

     The Company has an agreement with Tejon Development Corporation ("Tejon") to build and operate a Petro Stopping Center branded location in Southern California. Pursuant to the terms of the Limited Liability Company Operating Agreement of Petro Travel Plaza LLC ("LLC"), dated as of December 5, 1997, among the Company, Tejon and Tejon Ranch Company, as guarantor (the "Agreement"), the Company made an initial capital contribution of $2.0 million for working capital and inventory. Pursuant to the Agreement, the LLC financed construction of the location with a non-recourse credit facility, the Company receives a management fee of $250,000 per annum and receives 40.0% of the location's operating earnings which is accounted for using the equity method. This Petro branded location began operations in June 1999.

                    PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Financial Instruments

     As of December 31, 1998 and 1999, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, accounts receivable, trade accounts payable and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of notes payable approximate fair value due to the floating nature of the interest rate. The Company's principal market risk as it relates to long term debt is its exposure to changes in interest rates. The fair value of the 10 1/2%, 12 1/2% and 15% Notes has been estimated based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

     The following table reflects the carrying amount and estimated fair value of the Company's financial instruments, as of December 31:

                                           1998                   1999
                                         Carrying               Carrying
                                          Amount   Fair Value    Amount   Fair Value
                                         --------  ----------   --------  ----------
                                                      (in thousands)
Balance sheet financial instruments -
 Long-term debt                          $181,328     188,416   $226,292    $220,002
Other financial instruments -
 Interest rate swap agreements                 --        (153)        --        (264)


     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivatives to manage well-defined interest rate risks. At December 31, 1999, the Company was party to an interest rate swap agreement with an aggregate principal amount of $30.0 million. Under the agreement, the Company pays a fixed rate of 6.15% in exchange for a floating rate based on LIBOR on the aggregate principal amount as determined in three-month intervals. The transaction effectively changes a portion of the Company's interest rate exposure from a floating rate to a fixed rate basis. The effect of the swap was to increase the rate the Company was required to pay by 0.66%, which resulted in additional interest expense of approximately $264,000.

     The primary risks associated with swaps are the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contracts. Based on review and assessment of counterparty risk, the Company does not anticipate non-performance by the other party. The Company does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of counterparties.

(15) Environmental Matters

     The Company operations and property are subject to extensive federal and state legislation and regulations relating to environmental matters. The Company uses underground and above ground storage tanks (each a "UST") to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. The Company is also subject to regulation in certain locations relating to vapor recovery and discharges into the water. Management believes that all of its USTs are currently in compliance in all material respects with applicable environmental laws, regulations and requirements. During 1998, the Company continued the installation of cathodic protection and overfill equipment and devices in its older USTs, as required by federal and state law, and all such work was completed in December 1998, except in

                    PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Environmental Matters - continued

the Corning, California location. The Corning, California work was completed during the third quarter of 1999, and the Company expended approximately $1.2 million during 1999 to complete this work. Some site remediation will be required in Corning, California as a result of completion of the upgrade work. Management believes that all of the Company's storage tanks are in compliance in all material respects with applicable environmental laws, regulations and requirements. For the years ended December 31, 1997, 1998, and 1999, the Company's expenditures for environmental matters were $154,000, $385,000, and $156,000, respectively. See Note (2) for a discussion of its accounting policies relating to environmental matters.

     In connection with its ownership of the properties and operation of its business, the Company may be subject to liability under various federal, state, and local environmental laws, ordinances and regulations relating to cleanup and removal of hazardous substances (which may include petroleum and petroleum products) on, under, or in such property. Certain laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment site, regardless of whether such site is owned or operated by such person.

     The Company is currently party to one proceeding with the United States Environmental Protection Agency ("EPA") regarding a waste oil storage and recycling plant located in Patterson, Stanislaus County, California (the "Patterson Site"). In the ordinary course of Company operations, waste oil products are generated which are required to be transported to off-site facilities for treatment and disposal. Between June 1991 and February 1995 the Company arranged for the transportation of waste oil products from the Corning location to the Patterson Site. Sometime in 1997 the owners of the Patterson Site abandoned operation of the site, the condition of the site began to deteriorate, and in October 1997 the EPA responded to a request for assistance from the California Department of Toxic Substances Control. Notwithstanding that the Company's activities with regards to use of the Patterson Site were lawfully conducted and have not been challenged by the EPA, by Order issued by the EPA on August 12, 1998 ("Order"), the Company and 55 other companies were identified by the EPA as "generators, transporters or arrangers for disposal of hazardous substances" as those terms are defined under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C., Section 9601 to 9675, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and thus are named in the Order as potentially responsible parties, strictly liable under CERCLA for removal activities associated with the Patterson Site. The Company and approximately 20 of the other 55 companies identified by the EPA are working together toward a resolution and plan of action for completion of the removal activities required by the EPA pursuant to the Order. Although the Company does not believe that its involvement in the Patterson Site will have a material adverse effect on the Company's consolidated financial condition or results of operations, if a plan of action cannot be agreed upon or if the EPA or the State of California imposes remediation requirements beyond the scope presently contemplated based upon the Company's current understanding with the EPA, the liability could be higher.

     The Company has accrued for certain environmental remediation activities consistent with the policy set forth in Note (2). At December 31, 1998 and 1999, such accrual amounted to approximately $274,000 and $122,000 respectively, and in management's opinion, was appropriate based on existing facts and circumstances. The Company's accrual for environmental remediation expenses is based upon initial estimates obtained from contractors engaged to perform the remediation work as required by local, state, and federal authorities. It is often difficult to predict the extent and the cost of environmental remediation until work has commenced and the full scope of the contamination determined. Accruals are periodically evaluated and updated as information regarding the nature of the clean up work is obtained. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. Actual results, however, could differ from estimated amounts and those differences could be material. At December 31, 1998 and 1999, the Company has recognized approximately $160,000 and $162,000, respectively, in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

                    PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Segments

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which the Company adopted in 1998. The new rules establish revised standards for public companies relating to the reporting of financial information about operating segments. The adoption of SFAS No. 131 did not have a material effect on either the Company's primary consolidated financial statements or segment information disclosures.

     SFAS No. 131 requires the Company to identify and report certain information on its reportable operating segments. The Company identified two reportable operating segments in adopting SFAS No. 131. The two reportable, operating segments identified are the Company's company-operated truck stops and its franchise truck stop operations.

     The Company operates large, multi-service truck stops in the United States. The Company's facilities, which are known as Petro Stopping Centers, offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers and retail merchandise stores to the highway motorist. The Company has aggregated its corporate truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the years ended December 31, 1997, 1998 and 1999, the revenues generated from the Company's truck-stop operations were $681.8 million, $648.9 million and $714.9 million, respectively.

     In addition to company operations, the Company is a franchisor to 23 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of its name and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of franchisee's sales. Given the insignificance of initial franchise fees and other revenue types, the Company reports a total combined revenue amount. For the years ended December 31, 1997, 1998, and 1999, the revenues generated from the Company's franchise operations were $4.0 million, $4.5 million, and $5.0 million, respectively. These revenues are included in net revenues reported on the accompanying consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

(17) Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gain and loss to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, but has been postponed by Statement of Financial Accounting Standard No. 137, "An Amendment of SFAS No. 133," for one year with a mandatory effective date for fiscal years beginning after June 15, 2000. Additionally, SFAS No. 133 has been modified regarding recognition in the balance sheet of an embedded derivative that is required to be separated from the host contract. At the date of initial application of SFAS No. 133, an entity may choose either to recognize such embedded derivatives or to select either January 1, 1998 or January 1, 1999, as a transition date for embedded derivatives. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements and

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Recently Issued Accounting Pronouncements - continued

has not determined the timing of, or method of, adoption. However, the implementation of SFAS No. 133 could increase volatility in earnings.

(18) Restatement of 1997 and 1998 Financial Statements

       Subsequent to the original issuance of its consolidated financial statements, the Company reclassified the minority interests in earnings and losses of consolidated subsidiaries applicable to minority partners with deficit capital accounts to the majority interests, and it also discovered an error in the predecessor basis amount of Mobil Long Haul's limited partner capital account recorded in connection with the formation of Holdings. The revision made to Mobil Long Haul's predecessor basis also resulted in a reduction in property and equipment, net. The 1997 and 1998 consolidated financial statements have been restated to address these matters, the effect of which (i) decreased net loss in 1997 from $(5.9 million) to $(5.7 million) due to reduced depreciation expense of $187,000 offset by minority interest losses of $(64,000) charged to the majority interests, (ii) increased net income in 1998 from $1.1 million to $1.3 million due to reduced depreciation expense of $204,000 and minority interest earnings of $12,000 credited to the majority interests, (iii) decreased limited partner's capital at December 31, 1997, from $39.2 million to $42.9 million, (iv) decreased limited partners' capital at December 31, 1998, from $39.8 million to $43.3 million, (v) decreased property and equipment, net at December 31, 1997, from $153.4 million to $149.7 million, and (vi) decreased property and equipment, net at December 31, 1998 from $162.3 million to $158.8 million.

(19)  Selected Quarterly Financial Data (unaudited)

                                         First             Second               Third               Fourth
1998                                    Quarter            Quarter             Quarter              Quarter
----                                    ------             -------             -------              -------
                                                                  (in thousands)
                                                                   -----------
Net revenues......................       $162,932            $165,157           $167,288             $158,039
Operating income..................          5,260               6,995              7,892                5,777
Net income (loss).................             95                 968              1,380               (1,097)  (a)

                                         First             Second              Third                Fourth
1999                                    Quarter            Quarter             Quarter              Quarter
----                                    -------            -------             -------              -------
                                                                   (in thousands)
Net revenues......................       $153,573            $168,440           $183,748             $214,164   (c)
Operating income..................          5,737               7,793              6,241                4,734
Net income (loss).................            775               1,875             (3,278)  (b)         (2,556)

(a) A charge of $3.3 million was recorded in the fourth quarter of 1998 as a result of the adoption of SOP No. 98-5, which required the costs of start-up activities and organization costs to be expensed as incurred rather than capitalized and amortized. In accordance with SOP No. 98-5, the charge was recorded as a cumulative effect of a change in accounting principle.

(b) A charge of $2.0 million was recorded in the third quarter of 1999 as a result of the write-off of previously deferred financing costs related to the Recapitalization discussed in Note (1).

(c) The significant increase in net revenues for the fourth quarter of 1999 is mostly due to a $53.1 million increase in fuel revenues due primarily to a 26.9% increase in average pump prices stemming from higher fuel costs in addition to a 16.7% increase in fuel volumes.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Partners
Petro Stopping Centers Holdings, L.P.

         We have audited the accompanying consolidated balance sheets of Petro Stopping Centers Holdings, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1998 (as restated see Note 18) and 1999, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999 (1997 and 1998 as restated - see Note 18). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petro Stopping Centers Holdings, L.P. and subsidiaries as of December 31, 1998 (as restated - see Note 18) and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 (1997 and 1998 as restated - see Note 18), in conformity with generally accepted accounting principles.

         As discussed in Note 2 to the consolidated financial statements, effective October 1, 1997, the Company changed its method of accounting for process reengineering costs.

         As discussed in Note 2 to the consolidated financial statements, effective October 1, 1998, the Company changed its method of accounting for start-up activities.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                     ARTHUR ANDERSEN LLP

Dallas, Texas,
   February 16, 2000

                     PETRO STOPPING CENTERS HOLDINGS, L.P.

                Schedule II - Valuation and Qualifying Accounts


                 Years Ended December 31, 1999, 1998 and 1997
                                (in thousands)

                                           Balance at        Charged to
                                          beginning of       costs and         Write-off/     Balance at end
              Description                     year            expenses         (Recovery)         of year
-------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999:
    Allowance for doubtful accounts           $  627              246              131            $  742
    Inventory Reserve                            457                -                -               457

Year Ended December 31, 1998:
    Allowance for doubtful accounts           $  330              236              (61)           $  627
    Inventory Reserve                          1,128                -              671               457

Year Ended December 31, 1997:
    Allowance for doubtful accounts           $  321              271              262            $  330
    Inventory Reserve                          1,129                -                1             1,128


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

         The following sets forth certain information with respect to the persons who are members of the Board of Directors and senior management team of Holdings, Petro Holdings Financial Corporation and the Operating Partnership as of February 1, 2000.


Name                      Age     Position
----                      ---     --------
J.A. Cardwell, Sr.        67      President, Chairman(a), Chief Executive
                                  Officer(a), Member of the Executive
                                  Committee(a) and Director
James A. Cardwell, Jr.    39      Senior Vice President of Marketing and
                                  Business Development(a) and Director
Evan C. Brudahl           44      Senior Vice President of Operations(a)
David A. Appleby          33      Vice President of Finance, Treasurer and
                                  Assistant Secretary(a)
Nancy C. Santana          43      Vice President and General Counsel(a) and
                                  Secretary
Travis R. Roberts         64      Vice President of Real Estate Acquisitions(a)
David Latimer             41      Vice President of Petro:Lube(a)
Kevin T. Weir             43      Director and Member of the Audit Committee and
                                  Executive Committee(a)
Robert Grussing IV        41      Director and Member of the Audit Committee and
                                  Executive Committee(a)
Larry J. Zine             45      Director
Martha P. Boyd            38      Director
Nancy B. Carlson          44      Director

(a) Position held only with the Operating Partnership

         J.A. Cardwell, Sr.- J.A. Cardwell, Sr. opened the first Petro Stopping Center in 1975 and has been serving as our Chairman and Chief Executive Officer since May 1992. J.A. Cardwell, Sr. has responsibility for our overall performance, defining our image in the marketplace, identifying growth opportunities and overseeing employee and customer retention. J.A. Cardwell, Sr. served as the Chairman of the National Association of Truck Stop Operators in 1983 and 1984 and has worked on various committees of the association since that time. J.A. Cardwell, Sr. currently serves as a trustee for Archstone Communities and as a director of El Paso Electric Company (both publicly traded companies). J.A. Cardwell, Sr. is the father of James A. Cardwell, Jr.

         James A. Cardwell, Jr. - James A. Cardwell, Jr. is Senior Vice President of Marketing and Business Development, responsible for marketing fleet business and the Iron Skillet and branded fast food operations. Mr. Cardwell has been involved with the Operating Partnership full time for 15 years and has held various positions including operations management as Vice President of Operations from 1986 to 1992. Prior to his current position, Mr. Cardwell served as Senior Vice President of Operations and Marketing in 1998, and Vice President of National Sales and Promotions from June 1993 to January 1997. Mr. Cardwell studied Management and Finance at the University of North Texas. He is currently the Chairman of the Board of Directors of NATSO. James A. Cardwell, Jr. is the son of J.A. Cardwell, Sr.

         Evan C. Brudahl - Evan Brudahl is the Senior Vice President of Operations. Mr. Brudahl is responsible for our operations, overseeing engineering, fuel purchasing and transportation, franchise operations and the diesel fuel island, travel and convenience stores and Petro:Lube operations. Prior to his employment with us, Mr. Brudahl worked for Mobil Oil Corporation for 21 years and was most recently the Manager of U.S. Diesel Retail Marketing and Travel Center Business at Mobil Oil Corporation. He received a B.B.A. in Marketing from the University of Wisconsin at Whitewater.

         David A. Appleby - David Appleby has been the Vice President of Finance, Treasurer and Assistant Secretary since March 1999 and is responsible for all accounting, finance, treasury and credit operations. Prior to assuming this position, Mr. Appleby was the Controller for the Operating Partnership, a position he had held since February 1998. Prior to his position with the Operating Partnership, Mr. Appleby was a Senior Audit Manager with KPMG Peat Marwick, LLP from 1991 to 1998. He received a B.B.A. in Accounting from the University of Texas at El Paso and is a Certified Public Accountant in the State of Texas.

         Nancy C. Santana - Nancy Santana joined the Operating Partnership effective July 1, 1998 in the capacity of Vice President, General Counsel and Secretary, after a sixteen-year legal career in private practice. Prior to joining us, Ms. Santana was the Chairman of the Real Estate, Banking and Lending section at Kemp, Smith, Duncan & Hammond, P.C., in El Paso, Texas. Ms. Santana is responsible for coordination of all our legal matters, real estate acquisitions and risk management.

         Travis R. Roberts - Travis Roberts is Vice President of Real Estate Acquisitions. Mr. Roberts oversees new site selections. Mr. Roberts has been involved with the Operating Partnership since 1975 and prior to his current position, he served as Vice President of Engineering from 1992 to 1998.

         David Latimer - David Latimer joined the Operating Partnership in 1983, and has been serving as Vice President of Petro:Lube since April 1995. Mr. Latimer also serves as our representative to the National Tire Dealers and Retreaders Association and The Maintenance Council.

         Kevin T. Weir - Kevin Weir has been a Director of the Operating Partnership since January 1999. Mr. Weir currently serves as Manager of the North American Distillate Business for Mobil Oil Corporation. Prior to his current position at Mobil Oil Corporation, Mr. Weir served as Retail Dealer Operations Manager and Surface Transportation Manager of Mobil Oil Corporation's North America Marketing and Refining division. Mr. Weir has been an employee of Mobil Oil Corporation for 20 years.

         Robert Grussing IV- Robert Grussing has been a Director of the Operating Partnership since July 1999. Mr. Grussing currently serves as Senior Vice President, Business Development and Strategic Planning for Volvo Trucks North America in Greensboro, NC. From 1992 to 1997, he served in a number of executive positions at Mack Trucks, Inc. in Allentown, PA. From 1980 to 1992, Mr. Grussing was an employee of General Electric Company. Mr. Grussing currently serves as Chairman of the Board for Volvo Trucks Canada, Inc. and is a director of Volvo Trucks de Mexico, S.A. de C.V. and Arrow Truck Sales, Inc.

         Larry J. Zine - Larry Zine has been a Director of the Operating Partnership since January 1999. He served as Executive Vice President and Chief Financial Officer of the Operating Partnership from December 1996 until January 1999 when he was elected President and a member of the Board of Directors. Mr. Zine resigned from the Operating Partnership effective upon the consummation of the Recapitalization, although, he remains on the Board of Directors of the Operating Partnership. Mr. Zine currently serves as Executive Vice President and Chief Financial Officer of Blockbuster, Inc. Prior to joining the Operating Partnership, Mr. Zine was the Executive Vice President and Chief Financial Officer for The Circle K Corporation, the second largest chain of convenience stores in the United States, from 1988 to 1996. Mr. Zine is a director of MMH Holdings, Inc., a holding company whose sole direct subsidiary is Morris Material Handling, Inc. He was educated at the University of North Dakota and holds a M.S. degree in Accounting and a B.B.S. in Marketing.

         Martha P. Boyd - Martha Boyd has been a Director of the Operating Partnership since July 1999. Ms. Boyd is employed by Volvo Trucks of North America, Inc. as Special Counsel, Strategic Support. In her current role, Ms. Boyd acts as liaison between Volvo Trucks of North America and companies in which it holds a substantial interest. Ms. Boyd has been employed in the legal department of Volvo Trucks of North America for nine years, most recently as Vice President, General Counsel and Secretary. Prior to joining Volvo Trucks of North America, Ms. Boyd practiced commercial litigation with the law firm of Balch & Bingham.

         Nancy B. Carlson - Nancy Carlson has been a Director of the Operating Partnership since May 1999. Ms. Carlson currently serves as the Manager of the Automotive Lubricant Business for Mobil Oil Corporation's North American business. Prior to her current position, Ms. Carlson served as the Global Brand Manager for Mobil Oil Corporation. Prior to these positions, Ms. Carlson held several marketing positions within North America's Marketing and Refining division. Ms. Carlson has been an employee of Mobil Oil Corporation for 20 years. Ms. Carlson rendered her resignation from the Board effective February 23, 2000 and David A. Parsons was appointed by Mobil as her replacement.

     Item 11. Executive Compensation

     Executive Compensation

          The following tables present information concerning the compensation paid for services rendered to the Operating Partnership for the years ended December 31, 1997, 1998, and 1999, to the Chief Executive Officer of the Operating Partnership and the four other most highly paid executive officers employed by the Operating Partnership at the end of 1999, collectively, the "Named Executive Officers." After the Recapitalization, the individuals listed below, other than Mr. Zine, continued to hold the same positions with the Operating Partnership, but the option award obligation described below were assumed on an equivalent economic basis by Holdings.

                           Summary Compensation Table
                                                                                                Long-Term
                                                                                               Compensation
                                                                                                  Awards
           Name and                            Annual Compensation           Other Annual        Options             All Other
                                      ----------------------------------
       Principal Position             Year             Salary      Bonus     Compensation    (% Interest) (1)       Compensation
       ------------------             ----             ------      -----     ------------    ----------------       ------------
J.A. Cardwell, Sr..................   1999             417,154     83,431         -                                  253,508 (2)
Chief Executive Officer               1998             398,566    240,000         -                                  248,242 (2)
                                      1997             362,700          -         -                                  247,177 (2)

Larry Zine.........................   1999             224,077          -         -                                    8,807 (3)
Former President & Chief              1998             328,462    198,000         -                                    3,049 (3)
Financial Officer                     1997 (4)         290,000    174,000         -                  3.91 (5)         64,728 (6)


Evan Brudahl.......................   1999             171,655     37,920         -                                   40,811 (7)
Senior Vice President-                1998             160,000     96,000         -
Operations                            1997 (4)         135,000     81,000         -                  1.28 (8)

James A. Cardwell, Jr..............   1999             177,154     35,431         -                                    5,601 (9)
Senior Vice President -               1998             160,135     96,000         -                                    4,692 (9)
Marketing & Business                  1997             135,000     81,000         -                  1.28 (8)          1,326 (10)
Development

David Latimer......................   1999             134,793     29,654         -                                    2,591 (11)
Vice President-                       1998             131,101     64,704         -                                    2,772 (11)
Lube Operations                       1997             128,516     90,959         -                  0.36 (8)          3,166 (10)


    ______________
     (1) Options granted to the Named Executive Officers in the Company, expressed as a percent of the Company's equity. As noted below under "Partnership Interests Option Plan," effective upon the consummation of the Recapitalization, the option plan as well as the options granted to Mr. Zine, under their terms, became sponsored by Holdings and were converted on an equivalent economic basis on the same terms and conditions, including their vesting schedule. Accordingly, the historical amounts and percentages have been restated to reflect this conversion.
     (2) Represents employer contributions to a 401(k) Plan of $3,637, $4,702, and $3,468, in 1997, 1998, and 1999, respectively, and life insurance premiums paid for the benefit of J.A. Cardwell, Sr. in the amount of $243,540 annually for 1997, 1998, and 1999. Additionally, 1999 includes $6,500 related to employer contributions to a Nonqualified Deferred Compensation Plan.
     (3) Represents employer contributions to a Nonqualified Deferred Compensation Plan for 1998 and also for employer contributions to a 401(k) Plan for 1999 of $5,000 and $3,807 respectively.
     (4) Mr. Zine's employment commenced December 1996 and Mr. Brudahl's commenced January 30, 1997, as a seconded employee on loan from Mobil Oil Corporation until April 1, 1999 when he retired from Mobil Oil Corporation and became an employee.
     (5) Represents options to purchase 3.91% of the common partnership interests of the Company granted under the terms of his employment agreement; 25% of the options became exercisable on each of

          December 31, 1997 and 1998. As a result of the Recapitalization, these options became fully vested and exercisable to purchase partnership interests in Holdings.
     (6) Represents payments in connection with relocation expenses incurred by Mr. Zine.
     (7) Mr. Brudahl received a one-time signing bonus of $38,000 upon execution of his employment agreement which became effective April 1, 1999. In addition, he received $2,811 of employer contributions to a Nonqualified Deferred Compensation Plan.
     (8) Represents options to purchase the indicated percentage of the Class B limited partnership interests of the Company granted under the option plan; 25% of the options become exercisable on each of January 30, 1998, 1999, 2000, and 2001. The options were originally granted as options to purchase equity in the Operating Partnership. As noted below under "Partnership Interest Option Plan," effective upon the consummation of the Recapitalization, the options granted under the option plan, by their terms become sponsored by Holdings and were converted on an equivalent economic basis on the same terms and conditions, including their vesting schedule.
     (9) Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $3,459 and $1,233, respectively for 1998 and $2,225 and $3,376 respectively for 1999.
     (10) Represents employer contributions to a 401(k) Plan.
     (11) Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $1,450 and $1,322, respectively for 1998 and $1,348 and $1,243, respectively for 1999.


              Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-end Option/SAR Values

                                                                     Interests Underlying           Value of Unexercised
                                                                   Unexercised Options/SARs       In-The-Money Options/SARs
                                                                          at Fiscal                       at Fiscal
                            Amount Acquired         Value               Year-end(%)(2)                 Year-end($)(3)
Name                       on Exercise(%)(1)    Realized($)(1)    Exercisable/Unexercisable       Exercisable/Unexercisable
----                       -----------------    --------------    ------------------------        -------------------------
J.A. Cardwell, Sr.                 --                 --                             --                              --
Larry J. Zine                      --                 --                         3.91/0(4)             $    2,692,250/0
Evan C. Brudahl                    --                 --                        .64/.64                 440,550/440,550
James A. Cardwell, Jr.             --                 --                        .64/.64                 440,550/440,550
David Latimer                      --                 --                       .18/.18                  122,375/122,375

----------
(1)  No options were exercised in 1999.
(2) Options granted to the Named Executive Officers in the Company, expressed as a percent of Holdings' equity.
(3) No market exists for the partnership interests under option. Fair value for purposes of this table has been determined based on the values received by Kirschner and Chartwell for their interests in connection with the Recapitalization.
(4) Mr. Zine's options became 100% exercisable as a result of the Recapitalization.

Partnership Interests Option Plan

     We have established an equity incentive plan to attract and retain key personnel, including senior management, and to enhance their interest in our continued success. We apply Accounting Principles Board Opinion No. 25 in accounting for our equity incentive plan.

     Effective upon the consummation of the Recapitalization, all options, pursuant to their terms, became sponsored by Holdings, and all then outstanding options granted under the option plan and Mr. Zine's options were converted on an equivalent economic basis to options for equity interests in Holdings on the same terms and conditions, including their vesting schedules. Except where noted, all historical amounts and percentages have been restated to reflect this conversion.

     The original plan permitted the grant of options to purchase up to 7.25% of the limited partnership interests in the Operating Partnership. Generally, options to purchase between 0.03 to 0.90 percent of the Class B common limited partnership interests were granted to eligible employees at an exercise price that was not less than 100% of the fair market value of the limited partnership interests determined as the date the option is granted, subject to adjustments in the event of distributions or redemptions. Accordingly, no compensation cost has been recognized in the consolidated statement of operations from options issued under the partnership interest option plan. Class B common limited partnership interests represent ownership interests, but do not include any other rights such as voting, tax distribution, etc. of common limited partnership interests.

     Options generally become vested at a rate of 25.0% per year. Participants become fully vested upon:

     .  the occurrence of a change in control;

     .  a sale of substantially all of the assets of the Operating Partnership;

     .  the liquidation of the Operating Partnership;

     . the Operating Partnership's consummation or adoption of a plan to make an extraordinary distribution or redemption; or

     . a closing of an initial public offering of equity securities. Options may be exercised at any time, to the extent that such options are vested.

     All options expire on the earliest to occur of

          (a)  the tenth anniversary of the date the option was granted;

          (b) one year after the participant ceases to be an employee of the Operating Partnership due to retirement, death or disability;

          (c) immediately, if the participant ceases to be an employee of the Operating Partnership for cause; or

          (d) ninety days after the occurrence of the termination of the participant's employment with the Operating Partnership, for any reason other than (b) or (c) above.

     If a participant ceases to be an employee, all nonvested options are forfeited.

     Due to the necessity of a cash outlay in order to exercise the options and the illiquid nature of the equity interest which may thereby be obtained, we are considering the adoption of a phantom option plan. We believe that the phantom option plan would be more effective in promoting the goals of equity compensation, while avoiding the practical and administrative problems inherent in the current option plan.

     It is anticipated that the phantom option plan would be structured similarly to the option plan, with the exception that awards would be paid in cash, and no equity interest issued. Under the phantom option plan, the vesting schedule would be increased to no fewer than six years. However, employees would be guaranteed awards under the phantom option plan which would be at least equal to the difference between the current value of equity interest subject to their option award, minus the current exercise price. Participants in the current option plan would not be eligible to participate in the proposed phantom option plan unless they agreed to waive any rights under the option plan. Employees who do not elect to participate in the phantom option plan within a specified period of time following its adoption would not be permitted to enter the plan at a later date.

     We anticipate that the aggregate equity-related interests under the option plan, the phantom option plan and any future plans will be between 5.0% and 10.0% of the fully diluted equity interests of Holdings. At December 31,1999, options covering 7.84% of the partnership interest in Holdings were outstanding. At December 31, 1999, approximately 5.49% of the partnership interests were vested. No options were granted or exercised during 1999.

     Mr. Zine was granted options separate from the option plan to acquire an ownership interest in the Operating Partnership, which options became fully vested and exercisable to purchase partnership interests in Holdings as a result of the Recapitalization.

Compensation of Members of the Boards of Directors

     Members of the Boards of Directors of Holdings, Petro Holdings Financial Corporation or the Operating Partnership who are not full-time employees of the Operating Partnership receive a payment of $3,500 per meeting from the Operating Partnership for their services. Members who are our full-time employees or employees of our partners do not receive a salary or any other payment for their services on the Boards of Directors.

Compensation Committee

     The Operating Partnership does not maintain a formal Compensation Committee. Executive level compensation is established by the Board of Directors while other levels of compensation are established pursuant to established policies and procedures. The officers administer any bonus plan adopted by the Board of Directors. The Chief Executive Officer's salary is determined by the Executive Committee of the Board of Directors. The members of the Executive Committee are J.A. Cardwell, Sr., Robert Grussing and Kevin Weir.

Employment Agreements

     The Operating Partnership has entered into three employment agreements with company executives: J.A. Cardwell, Sr., James A. Cardwell, Jr. and Evan C. Brudahl.

     J.A. Cardwell, Sr.'s employment agreement commenced on February 10, 1999 and will expire on February 10, 2002. J.A. Cardwell, Sr.'s employment agreement is automatically renewable each year for one additional year, unless either party gives at least three months prior written notice not to renew the agreement. Under his employment agreement, J.A. Cardwell, Sr.'s annual base salary is $420,000 and may be increased by the Operating Partnership's Board of Directors or compensation committee, if one is elected. J.A. Cardwell, Sr. is entitled to receive an annual bonus of between 0%-120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are mutually agreed upon between J.A. Cardwell, Sr. and the Operating Partnership's Board of Directors. Under the terms of his employment agreement, J.A. Cardwell, Sr. also receives a car, life insurance, tax preparation advice and a country club membership, which, in the aggregate, costs the Operating Partnership approximately $33,000 per annum.

     The employment of J.A. Cardwell, Sr. may be terminated either with cause, which includes termination for felony conviction, misconduct or continued failure to use reasonable best efforts, or without cause. He may elect to terminate his employment agreement at any time with 60 days notice; and in any of these cases, he will be entitled to receive his base salary and accrued vacation pay. If the Operating Partnership terminates J.A. Cardwell, Sr. because of a disability, he will be entitled to his base salary and accrued vacation pay through the date of termination, offset dollar for dollar by any disability insurance benefits he receives from insurance the Operating Partnership provides. J.A. Cardwell, Sr.'s employment agreement contains customary non-solicitation provisions upon termination of the agreement.

     James A. Cardwell, Jr.'s employment agreement commenced on February 10, 1999 and will expire on February 10, 2002. Under his employment agreement, the annual base salary of James A. Cardwell, Jr. is $180,000 and may be increased by the Operating Partnership's Board of Directors or compensation committee, if one is elected. James A. Cardwell, Jr. is entitled to receive an annual bonus of between 0%-110% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are determined at the sole discretion of the Operating Partnership's Board of Directors.

Under the terms of his employment agreement, James A. Cardwell, Jr. also receives life and disability insurance and a country club membership, which, in the aggregate, costs the Operating Partnership approximately $11,000 per annum.

     Under his employment agreement, the Operating Partnership may terminate James A. Cardwell, Jr.'s employment with cause, which includes termination for felony conviction, misconduct or continued failure to use reasonable best efforts, without cause, or due to his disability. James A. Cardwell, Jr. may terminate his employment either for good reason, which includes a reduction in base salary or the Operating Partnership's failure to provide the material benefits due to him, or without good reason. Generally termination of the employment agreement by the Operating Partnership without cause or by James A. Cardwell, Jr. for good reason entitles him to receive his base salary and accrued vacation pay through the date of termination, a lump-sum payment equal to one times his then-current base salary, specified benefits for twelve months following the date of termination, and his annual bonus for the year his employment terminates which he would have otherwise received, pro-rated to the date of termination. Termination of the employment agreement by the Operating Partnership with cause or by James A. Cardwell, Jr. without good reason entitles him to receive only his base salary and accrued vacation pay through the date of termination. If the Operating Partnership terminates James A. Cardwell, Jr. because of his disability, he will be entitled to his base salary and accrued vacation pay through the date of termination, offset dollar for dollar by any disability insurance benefits he receives from insurance the Operating Partnership provides. James A. Cardwell, Jr.'s employment agreement contains non-solicitation provisions upon termination of the agreement.

     Evan C. Brudahl's employment agreement commenced on April 1, 1999 and will expire on December 31, 2003. Mr. Brudahl received a one-time signing bonus of $38,000 upon execution of his employment agreement. Mr. Brudahl's annual base salary is $189,600 and may be increased by the Operating Partnership's Board of Directors or compensation committee, if one is elected. Mr. Brudahl is entitled to receive an annual bonus of between 0%-120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are determined at the sole discretion of the Operating Partnership's Board of Directors. Under the terms of his employment agreement, Mr. Brudahl also receives disability insurance and a country club membership, which, in the aggregate, costs the Operating Partnership approximately $10,000 per annum.

     Under his employment agreement, the Operating Partnership may terminate his employment with cause, which includes termination for felony conviction, misconduct or continued willful failure to use reasonable best efforts, without cause, or due to his disability. Mr. Brudahl may terminate his employment for good reason, which includes a reduction in base salary or the Operating Partnership's failure to provide the material benefits due to him. Generally, termination of the employment agreement by the Operating Partnership without cause or by Mr. Brudahl for good reason entitles him to receive his base salary and accrued vacation pay through the date of termination, a lump-sum payment equal to two times his then-current base salary, specified benefits for twelve months following the date of termination, and his annual bonus for the year his employment terminates which he would have otherwise received, pro-rated to the date of termination and an additional cash payment of $50,000. Failure by the Operating Partnership to negotiate the renewal of Mr. Brudahl's employment agreement in good faith prior to its expiration will also entitle him to a lump sum payment equal to his annual base salary plus an additional payment of $50,000.

     Termination of the employment agreement by the Operating Partnership with cause or by Mr. Brudahl without good reason entitles him to receive only his base salary and accrued vacation pay through the date of termination. If the Operating Partnership terminates him because of his disability, Mr. Brudahl will be entitled to his base salary and accrued vacation pay through the date of termination, offset dollar for dollar by any disability insurance benefits he receives from insurance the Operating Partnership provides. The employment agreement contains customary non-solicitation provisions upon termination of the agreement.

     Generally, if a third party acquires more than 50.0% of the common partnership interests in the Operating Partnership, or the Operating Partnership transfers more than 50.0% of its equity interests to an unrelated third party, and any payments made to Mr. Brudahl as a result of this change in control are subject to the excise tax imposed under the Internal Revenue Code on "excess parachute payments" (as defined in the Code), Mr. Brudahl's employment agreement provides that the Operating Partnership will make an additional tax gross-up payment to Mr. Brudahl to reimburse him for all excise taxes imposed on all such payments and for any income taxes imposed on the additional gross-up payment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     As a result of the Recapitalization, Holdings is the owner of approximately 99.5% of the common limited partnership interests of the Operating Partnership. Petro, Inc. owns 100% of the general partnership interest of the Operating Partnership. The following table sets forth certain information regarding beneficial ownership of Holdings' common partnership interests by each general partner, each limited partner who owns more than 5% of Holdings' common partnership interests, each director who beneficially owns partnership interests, each executive officer who beneficially owns partnership interests and all directors and executive officers of Holdings as a group. Except as discussed in the footnotes to the table, each partner listed below has informed us that it will have (1) sole voting and investment power with respect to its partnership interests, except to the extent that authority is shared by spouses under applicable law and (2) record and beneficial ownership with respect to such partner's partnership interests.

                                        Type of         Class of     Percentage
     Names                             Interest         Interest    of Class (1)
     -----                             --------         --------    ------------
J.A. Cardwell, Sr.                   General Partner      Common       1.1%(2)
   6080 Surety Drive                 Limited Partner      Common      45.6%(3)
   El Paso, Texas 79905

James A. Cardwell, Jr.               Limited Partner      Common       4.9%(4)
   6080 Surety Drive
   El Paso, Texas 79905

Mobil Long Haul Inc.                 Limited Partner      Common       9.7%
   3225 Gallows Road
   Fairfax, Virginia 22037

Volvo Petro Holdings, L.L.C.         Limited Partner      Common      28.7%
   7900 National Service Road
   Greensboro, NC 27402-6115

Petro Warrant Holdings Corporation   Limited Partner      Common      10.0%(5)
   6080 Surety Drive
   El Paso, Texas 79905

All directors and officers as a group                                 51.6%

-----------
1. Does not assume conversion of the convertible preferred limited partnership interests to be owned by Mobil Long Haul or the exercise of management-held options. If conversion of Mobil Long Haul's interests is assumed, Mobil Long Haul's percentage of the common limited partnership interests would increase to 13.2% and the interests of the other partners would be J.A. Cardwell, Sr. (1.0% general partner and 44.0% limited partner), James A. Cardwell, Jr. (4.6%), Volvo Trucks (27.6%) and Petro Warrant Holdings Corporation (9.6%). In addition to the convertible preferred limited partnership interests, preferred limited partnership interests are owned by Mobil Long Haul, Inc. ($12.0 million) and the Cardwell Group ($7.6 million) that are entitled to cumulative preferred returns at the rate of 9.5% and 8.0%, respectively, and at December 31, 1999 had aggregate accrued unpaid preferred returns of $6.0 million. See Note 10 of notes to consolidated financial statements.

2. Represents partnership interests owned of record by Petro, Inc. Petro, Inc. is a wholly owned subsidiary of Nevada Trio, Inc., a Nevada corporation, which is a wholly owned subsidiary of Card Partners, L.P., a Texas limited partnership of which J.A. Cardwell, Sr. and Mrs. J.A. Cardwell, Sr. are limited partners and of which Texas Mec, Inc., a Texas corporation, is the general partner. J.A. Cardwell, Sr. is the sole shareholder of Texas Mec, Inc. Accordingly, J.A. Cardwell, Sr. may be deemed to have beneficial ownership of the partnership interests owned by Petro, Inc.

3. Represents only partnership interests owned of record by Petro, Inc. and interests owned individually by J.A. Cardwell, Sr. Until the exchange of the warrants, which are exchangeable for all common stock of Petro Warrant Holdings Corporation, an affiliate of J.A. Cardwell, Sr. will be the nominal holder of the only outstanding share of Petro Warrant Holdings Corporation, which share will be redeemed for $1.00 upon the exchange of the warrants. J.A. Cardwell, Sr. disclaims any benefit interest in the limited partnership interests in Holdings held by Petro Warrant Holdings Corporation because of the limitations on the economic and voting rights of the holder of that share prior to the exchange of the warrants and the acquisition of all the equity interest in Petro Warrant Holdings Corporation by the holders of the warrants.

4. Represents partnership interests owned of record by JAJCO II, Inc. as well as interests owned individually by James A. Cardwell, Jr. James A. Cardwell, Jr. is the sole shareholder of JAJCO II, Inc. and may be deemed to have beneficial ownership of the partnership interest owned by JAJCO II, Inc.

5. Until the exchange of the warrants, which are exchangeable for all common stock of Petro Warrant Holdings Corporation, an affiliate of J.A. Cardwell, Sr. will be the nominal holder of the only outstanding share of Petro Warrant Holdings Corporation, which share will be redeemed for $1.00 upon the exchange of the warrants. J.A. Cardwell, Sr. disclaims any benefit interest in the limited partnership interests in Holdings held by Petro Warrant Holdings Corporation because of the limitations on the economic and voting rights of the holder of that share prior to the exchange of the warrants and the acquisition of all the equity interest in Petro Warrant Holdings Corporation by the holders of the warrants.

Item 13. Certain Relationships and Related Transactions

     Since 1997, all new related-party transactions or the renewal of existing related-party transactions have been subject to a process whereby the project is competitively bid, and, if awarded to a related-party, is reviewed by a member of senior management not affiliated with the Cardwell Group, Mobil Oil Corporation, Volvo, Volvo Trucks or Petro Travel Plaza LLC to ensure that the contracts contain arms-length terms and competitive pricing. We believe this process ensures that our current affiliated transactions are on arms-length terms.

     Many of the relationships described below between the Operating Partnership and entities affiliated with the Cardwell Group were entered into prior to 1992, when the Cardwell Group or their affiliates owned 100% of the Operating Partnership. Prior to 1997, other than Board of Director approval, there was no formal procedure to ensure that related-party contracts contained arms-length terms and competitive pricing. We believe that all of our existing related-party transactions are on terms comparable to those which could have been received in an arms-length transaction.

Recapitalization Agreements

     On July 23, 1999, Holdings consummated an agreement with Chartwell, Mobil Long Haul, Volvo Trucks, the Cardwell Group, the Operating Partnership and Petro Warrant Holdings Corporation. Under this agreement:

 . Holdings purchased the partnership interests held by Chartwell in exchange for $55.0 million in cash and a note with an accreted value on the date of issuance of $14.8 million;

 . the Cardwell Group and Mobil Long Haul contributed all or a portion of their common limited and preferred limited partnership interests in the Operating Partnership, as the case may be, to Holdings, in exchange for like partnership interests in Holdings;

 . Mobil Long Haul invested an additional $5.0 million in Holdings in exchange for a Class B preferred limited partnership interest in Holdings;

 . Volvo Trucks invested $30.0 million in Holdings in exchange for a common limited partnership interest in Holdings; and

 . Petro Warrant Holdings Corporation invested $9.7 million in Holdings in exchange for a common limited partnership interest.

   Concurrently with the consummation of these transactions, the Operating Partnership also entered into agreements with Mobil Long Haul and Volvo, which are described below.

   On July 23, 1999, Holdings also consummated an agreement with Kirschner, under which Holdings purchased the common limited partnership interest held by Kirschner in the Operating Partnership in exchange for $2.8 million in cash.

Tax Reimbursements

     The Holdings partnership agreement (and prior to the Recapitalization, the Operating Partnership agreement) requires us to make distributions to each of Holdings' partners in an amount sufficient to allow each partner to pay federal, state and local taxes with respect to the allocation of taxable income to each partner by us. Tax distributions are based on separate allocations of the taxable income of Holdings. For the years ended December 31, 1998 and 1999, tax distributions made to the partners of both the Operating and Holdings Partnerships were $823,000 and $980,000, respectively. No tax distributions were made to the partners of the Operating Partnership in the fiscal year ending December 31, 1997.

Principal Executive Offices

     The office building in which our principal executive offices are located is owned by J.A. Cardwell, Sr., the President of Holdings and Chief Executive Officer and Chairman of the Operating Company. We lease the entire building under a lease expiring on December 31, 2005, paying monthly rent totaling $336,000 per year, as well as taxes, maintenance and other operating expenses. For each of the years ended December 31, 1997, 1998, and 1999, we made annual rental payments of $336,000.

Effingham, Illinois Stopping Center

     The Stopping Center located in Effingham, Illinois is owned by Truck Stop Property Owners, Inc. ("Truck Stop"), a corporation owned by Travis Roberts, and five former employees of the Operating Partnership. Mr. Roberts is a current officer of the Operating Partnership and owns 22.0% of the stock of Truck Stop. We lease the Effingham Center under a lease expiring in May 2006, which provides for basic rent payments, plus taxes and operating expenses. We have three consecutive options to renew the lease for terms of five years each at rental rates equal to the base rent, plus certain adjustments at the time of renewal. We also have the right of first refusal to purchase the Petro Stopping Center at any purchase price agreed upon between Truck Stop and a third party. We made rental payments to Truck Stop of $1.1 million on this property in each of years ended December 31, 1997, 1998, and 1999.

Highway Service Ventures, Inc.

     Highway Service Ventures, Inc. ("HSV"), a corporation in which J.A. Cardwell, Sr. owns a 32.5% interest, operates four franchised Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia. The original franchise agreements with respect to two of these Petro Stopping Centers have expired and HSV and the Company are in the process of completing an extension of these franchise agreements. HSV continues to operate all four locations as Petro Stopping Centers under the terms of the prior agreements. We have finalized a new form of franchise agreement with input from HSV, and we expect HSV to enter into this new agreement. Alternatively, HSV has been given the choice to continue to operate under the terms of its existing franchise agreement. None of these franchise agreements contains terms more favorable to HSV than the terms in any of our other franchise agreements.

Petro:Tread

     In May 1992, we leased a facility in El Paso, Texas, from a trust in which J.A. Cardwell, Sr. is a 50.0% beneficiary, to operate our retread plant, which produces retread tires for sale at Stopping Centers (including franchisees) and to others. The lease, which expired in October 1995, provided for two consecutive renewal options for terms of five years each. We exercised our first renewal option in October 1995 to renew the lease for five years commencing November 1, 1995. We made lease payments of $72,000 for the years ended December 31, 1997, 1998, and 1999, respectively. In addition, we had sold retread tires to El Paso Tire Center, Inc., a corporation in which J.A. Cardwell, Sr. owns 100%. Such sales amounted to $47,000, $60,000, and $33,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

Product Services Agreement and Fuel Sales Agreement

     Under an exemption from the exclusive terms of the Mobil Gasoline Supply Agreement and under the terms of three petroleum products agreements with C&R Distributing, Inc. ("C&R"), we currently purchase Chevron branded gasoline and motor oils at cost for three of our facilities from C&R. The sole shareholder of C&R Distributing is Nevada Trio, Inc., a Nevada Corporation, which is 100% owned by the Cardwell Group. The C&R fuel agreement requires us to keep Chevron unleaded gasoline, regular gasoline and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, we entered into a product services agreement with C&R which terminates in December 2004, under which C&R provides us with fuel hauling and fuel pump maintenance and services within the El Paso, Texas metropolitan area. The C&R agreement provides that C&R will charge us for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The C&R Fuel Agreement is exclusive but allows us to cancel the agreement with 30 days prior notice. The C&R Services Agreement is non-exclusive and allows us to enter into similar agreements with other parties. Fuel sales aggregating $3.3 million, $169,000, and $100,000 for the years ended December 31, 1997, 1998, and 1999, respectively, were made to C&R Distributing, Inc. ("C&R") at our cost. C&R sales of fuel and lubricants and truck hauling fees, aggregating $5.1 million, $4.0 million, and $3.7 million for the years ended December 31, 1997, 1998, and 1999, respectively, were charged to us.

Option and Right of First Refusal Agreement

     Concurrently with the formation of the Operating Partnership in May 1992, J.A. Cardwell, Sr. and James A. Cardwell, Jr., officers and Directors of the Operating Partnership, executed an Option and Right of First Refusal Agreement which granted to the Operating Partnership and other third parties the option, which expire in December 2006, to purchase certain properties owned by the Cardwells that are located near or adjacent to certain of our Petro Stopping Centers located in Shreveport, Louisiana (seven acres), Weatherford, Texas (thirty-four acres), Beaumont, Texas (seventeen acres) and Oklahoma City, Oklahoma (thirty acres), and a right of first refusal on these properties. The price at which an Option Property may be purchased will be equal to the fair market value of the property when the option is exercised as determined by an appraisal.

Alcohol Sales and Servicing Agreements

     To continue engaging in retail sales of beer, wine or wine coolers at seven of our facilities after the formation of the Operating Partnership in 1992, we entered into agreements with C and PPR, Inc. ("C&PPR"), Petro Truckstops, Inc. ("Petro Truckstops"), CYMA Development Corporation ("CYMA"), and Petro Beverage, Inc., which collectively hold permits or licenses to sell alcoholic beverages in the states of Louisiana, Texas and Oregon. J.A. Cardwell, Sr. owns 60.0% of the stock, James A. Cardwell, Jr.

owns 30.0% of the stock and Mrs. J.A. Cardwell, Sr. owns 10.0% of the stock of C&PPR. James A. Cardwell, Jr. is the sole shareholder of CYMA, Petro Truckstops and Petro Beverage, Inc. The agreements continue in effect until terminated by either party. Under the servicing and license agreements with C&PPR dated April 30, 1992, we have agreed to operate the alcohol sales business at four locations in exchange for 15.0% of the gross receipts generated from alcoholic beverage sales, of which 5.0% is the Operating Partnership's reimbursement of all related operating expenses. Under similar agreements with Petro Truckstops, dated January 26, 1995, and April 8, 1994, and with Petro Beverage, Inc., dated February 10, 1995, and CYMA dated April 30, 1992, each of which has a one year initial term and continues in effect until terminated by either party, we receive 15.0% of gross receipts generated from alcoholic beverage sales, of which 5.0% is the Operating Partnership's reimbursement of all related operating expenses. In each of the agreements, the net payments to us are approximately equal to the gross profit received by the above entities.

     The amounts collected to date under each of these agreements is:

          C&PPR, Inc.                                   $343,400
          Petro Beverage, Inc.                          $ 21,000
          Petro Truckstops, Inc.                        $108,300
          CYMA Development Corporation                  $ 16,000

Motor Media Arrangements

     Concurrently with the formation of the Operating Partnership in May 1992, Motor Media, Inc. ("Motor Media"), a company owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with us (the "Motor Media Agreement"), under which Motor Media leases floor and wall space at all Stopping Centers operated by us and sells space for in-store advertising to third parties. Under the agreement, Motor Media pays the Operating Partnership 25.0% of the gross revenues generated by the advertising. Motor Media received $234,000, $215,000, and $177,000, before its selling, maintenance and administrative expenses, for the years ended December 31, 1997, 1998, and 1999, respectively, representing its share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide. The Operating Partnership and Motor Media have extended the term of the Motor Media Agreement through April 2002, which will be automatically extended until canceled by either party with 60 days written notice.

Amusement and Video Poker Games Agreements

     Under an agreement (the "Amusement Agreement") between us and El Paso Vending and Amusement Company ("EPAC"), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, EPAC furnishes video and other games to 24 of our Petro Stopping Centers and services these games. Under the Amusement Agreement, 50.0%, of the revenues from the games operations goes to EPAC and 50.0% goes to us. Although most of the sites are serviced under the terms of the Amusement Agreement (as amended), at one site, we are guaranteed a minimum annual revenue of $180,000. At two sites, we pay 40.0% of the revenues generated by the games to EPAC and we retain the remaining 60.0%. EPAC received $2.4 million, $2.6 million, and $2.7 million in revenues, respectively, generated from the furnishing and servicing games located at the Petro Stopping Centers for the years ended December 31, 1997, 1998, and 1999. The Amusement Agreement with EPAC has been amended to extend its term through May 2002.

     Since June 1993, the two Petro Stopping Centers located in Louisiana have featured video poker games housed in a separate on-site facility and operated by a third party under terms of a contract, which pays to us from 20% to 70% of the revenue generated from the machines. The licenses to operate video gaming in Louisiana are issued to Petro Truckstops, Inc., a company wholly owned by James
A. Cardwell, Jr. Previously, Petro Truckstops, Inc. leased from the Operating Partnership only that portion of the facility premises in Shreveport and Hammond whereat the video gaming was conducted. As a result of meetings with the Louisiana State Gaming Commission and in order to satisfy state gaming law requirements, the Operating Partnership and Petro Truckstops, Inc. have now entered into a property lease agreement for the entire truck stop facility premises, exclusive of the portions of the property where the Petro:Lube, truck scales and truck wash facilities are located. Petro Truckstops, Inc. pays to the Operating Partnership a fair market value rental under the terms of the lease. Petro Truckstops, Inc. contracts with a third party operator to run the video games. During 1996, the State of Louisiana enacted a statute requiring the cessation of video poker operations unless the parish in which the operations were conducted voted to allow the continued operation of video poker machines. On November 5, 1996, the parish in which the Shreveport facility is located voted to continue to allow video poker operations, while the parish in which the Hammond facility is located voted to disallow video poker operations. Therefore, we were required to and did phase out video poker operations at the Hammond facility at the end of June 1999. As part of the video poker license for 1999-2000, we leased the Shreveport fuel island operation to Petro Truckstops, Inc., in order to satisfy state law requirements.

Agreement with Tejon

     We have an agreement and formed a limited liability corporation, Petro Travel Plaza LLC, with Tejon Development Corporation to build and operate a Petro Stopping Center branded location in Southern California. Pursuant to the terms of the Limited Liability Company Operating Agreement of Petro Travel Plaza LLC, dated as of December 5, 1997, among the Operating Partnership, Tejon, and Tejon Ranch Company, as guarantor, we made an initial capital contribution of $2.0 million for working capital and inventory, which is our basis for the investment in the LLC. Pursuant to the Agreement, the LLC financed construction of the location with a non-recourse credit facility, we receive a management fee of $250,000 per annum and as a 40.0% member in the joint venture, we receive 40.0% of the location's operating earnings. This location began operations in June 1999.

Indemnity Agreements

     Concurrently with the Recapitalization, and in compliance with applicable Internal Revenue Code and Treasury Regulation provisions dealing with recourse debt, J.A. Cardwell, Sr., James A. Cardwell, Jr., Petro, Inc., and JAJCO II, Inc. each entered into an indemnity agreement under which each agreed to indemnify the Operating Partnership and Holdings, and the general and limited partners thereof in the event that the indemnified parties are required to pay any current indebtedness or any other liabilities of Holdings or the Operating Partnership after a default, acceleration by the creditor and exhaustion of any collateral securing the credit facility.

Motor Fuels Franchise Agreement

     On July 23, 1999, the Operating Partnership and Mobil Oil Corporation entered into a new ten-year fuel supply agreement whereby we agreed to purchase Mobil branded gasoline for sale and distribution, to the extent available, at our truck stops. Under our fuel supply agreement with Mobil Oil Corporation, we purchased diesel fuel and gasoline from Mobil Diesel Supply Corporation ("MDS") for the years ended December 31, 1997, 1998, and 1999, totaling $178.3 million, $214.9 million, and $418.9 million, respectively.

Master Supply Contract for Resale of Oils and Greases

     On July 23, 1999, the Operating Partnership and Mobil Oil Corporation entered into a new ten year supply agreement whereby we agree to purchase and feature Mobil branded oils and lubricants under Mobil's trademarks at our truck stop locations. Under our supply agreement with Mobil Oil Corporation, we purchased Mobil branded oils and lubricants from Mobil Oil Corporation for the years ended December 31, 1997, 1998, and 1999, totaling $3.3 million, $5.0 million, and $3.1 million, respectively.

Marketing Relationships

     Contemporaneously with the consummation of the Recapitalization, Volvo and the Operating Partnership entered into an Operating Agreement which reflects the desire and intention of both companies to cooperate in business activities which:

     .    enhance each company's brand image and awareness;

     . expands the truck parts and service support segment of each company's business;

     .    develops closer ties with Volvo Trucks' franchised dealers;

     . improves the lifestyle of truck drivers and results in innovative approaches to customer services; and

     .    supports both companies' growth and expansion.

     The Volvo Operating Agreement addresses the warranty, maintenance and service work Petro will provide to Volvo managed vehicles, the sale by Petro of Volvo truck parts, on a preferred basis, joint advertising and marketing initiatives, and the co-development of truck stops by Volvo and Petro so as to utilize truck stop space for Volvo truck sales and marketing. In addition, under the terms of the Volvo Operating Agreement, Volvo and Petro have committed to work together to develop a common maintenance system or data link between Volvo's and Petro's respective maintenance systems in order to provide individualized customer service to the truck drivers.

Relationships Between Related Parties, Affiliated Entities and the Cardwell Group and their Affiliates

     Each of the related parties and/or affiliates of Holdings involved in the transactions described in this section, with the exception of Mobil Diesel Supply Corporation, Mobil Oil Corporation, Volvo, Volvo Trucks, the Effingham, Illinois Stopping Center and Petro Travel Plaza, LLC, is owned or controlled to some degree by the Cardwell Group. Related-party transactions, other than those specifically discussed above, generally arise in the ordinary course of business as a result of our purchase of trade accounts receivable or receipt of franchisee fees from Highway Service Ventures, Inc., a corporation in which J.A. Cardwell, Sr. owns an interest, which owns properties that are part of our truck stop network. For the years ended December 31, 1997, 1998, and 1999, we purchased receivables from affiliated franchises in the amounts of $18.2 million, $16.9 million, and $17.1 million, respectively and received franchise fees from related parties of approximately $1.0 million for each of the years.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)  The following documents are filed as a part of this report:
        1.  Financial statements
The following consolidated financial statements of the Company are included in
Part II, Item 8 of this report:

                                                                            Page
                                                                            ----
            Consolidated Balance Sheets                                      26
            Consolidated Statements of Operations                            27
            Consolidated Statements of Changes in Partners' Capital
              (Deficit)                                                      28
            Consolidated Statements of Cash Flows                         29-30
            Notes to Consolidated Financial Statements                    31-55
            Report of Independent Public Accounts                            56

        2.  Financial statement schedule and supplementary information required to be submitted.
            Schedule II-Valuation and Qualifying Accounts                    57

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

        3.  Exhibits

        Incorporated herein by reference is a list of Exhibits contained in the
        Exhibit Index on pages 75 through 78 of this Annual Report.

        (b)  Reports on Form 8-K:  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PETRO STOPPING CENTERS HOLDINGS, L.P.
                                                         Registrant

                                              By /s/  J.A. Cardwell, Sr.
                                          -----------------------------------
                                                    J.A. Cardwell, Sr.
                                                   President and Director
                                               (Principal Executive Officer)
March 29, 2000

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of Petro Stopping Centers Holdings, L.P. and in the capacities and on the dates indicated.


          Signature                             Title                         Date
          ---------                             -----                         ----
 /s/ J.A.  Cardwell, Sr.        President and Director                    March 29, 2000
-----------------------------
    (J.A. Cardwell, Sr.)        (Principal Executive Officer)

 /s/ David A. Appleby           Vice President of Finance and Treasurer   March 29, 2000
-----------------------------
    (David A. Appleby)          (Principal Financial and Chief
                                Accounting Officer)

 /s/ James A. Cardwell, Jr.     Director                                  March 29, 2000
-----------------------------
    (James A. Cardwell, Jr.)

 /s/ Larry J. Zine              Director                                  March 29, 2000
-----------------------------
    (Larry J. Zine)

 /s/ Kevin T. Weir              Director                                  March 29, 2000
-----------------------------
    (Kevin T. Weir)

 /s/ Robert Grussing IV         Director                                  March 29, 2000
-----------------------------
    (Robert Grussing IV)

 /s/ Martha P. Boyd             Director                                  March 29, 2000
-----------------------------
    (Martha P. Boyd)

 /s/ David A. Parsons           Director                                  March 29, 2000
-----------------------------
    (David A. Parsons)

                     Petro Stopping Centers Holdings, L.P.
                                 Exhibit Index


Exhibit
  No.     Description
-------   -----------

  1.1 (hh) Purchase Agreement, dated as of July 19, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Warrant Financial Corporation, First Union Capital Markets Corp. and CIBC World Markets Corp.

  3.1 (hh) Certificate of Limited Partnership of Petro Stopping Centers Holdings, L.P.

  3.2 (hh) Limited Partnership Agreement of Petro Stopping Centers Holdings, L.P., dated July 23, 1999.

  3.3 (hh)  Certificate of Incorporation of Petro Holdings Financial
            Corporation.

  3.4 (hh)  Bylaws of Petro Holdings Financial Corporation.

  4.1 (hh) Indenture, dated as of July 23, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation and State Street Bank and Trust Company, as Trustee.

  4.2 (hh)  Form of 15% Senior Discount Note due 2008 (included in Exhibit 4.1).

  4.3 (hh) Registration Rights Agreement, dated as of July 23, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, First Union Capital Markets Corp. and CIBC World Markets Corp.

  4.4 (hh) Registration Rights and Partners' Agreement, dated as of July 23, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Warrant Financial Corporation, Permitted Holders of Petro Stopping Centers Holdings, L.P., Sixty Eighty, LLC, First Union Capital Markets Corp. and CIBC World Markets Corp.

  4.5 (hh) Warrant Agreement, dated as of July 23, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Warrant Financial Corporation, Sixty Eighty, LLC, First Union Capital Markets Corp., CIBC World Markets Corp. and State Street Bank and Trust Company.

  4.6 (hh) Form of 15% Series B Senior Discount Note due 2008 (included in Exhibit 4.1).

 10.1 (bb)  Surety Drive lease agreement, dated April 30, 1992, between James
            A. Cardwell and Petro Stopping Centers, L.P.

 10.2 (cc)  Form of Petro Stopping Centers, L.P.'s Franchise Agreement.

 10.3 (cc)  Lease relating to the Effingham, Illinois, Stopping Center, dated
            May 23, 1990, between Truck Stop Property Owners, Inc. and Petro
            Inc.

 10.4 (bb)  Lease with Option to purchase, dated September 9, 1983, among Vaughn
            O. Seale, Francine S. Dodson, Hazel S. Darouse and Metro Hammond,
            Inc.

 10.5 (bb)  Profit Participation Agreement, dated March 1, 1993, between Pelican
            Gaming, Inc. and Petro Truckstops, Inc.

 10.6 (bb)  Amended and Restated Sublease and Services Agreement dated to be effective as of February 26, 1993 between Petro Stopping Centers, L.P. and Petro Truckstops, Inc.

 10.7 (aa)  Amended Split Dollar Life Insurance Agreement, dated as of May 1,
            1995, among the Company, James A. Cardwell, Jr., Trustee of the James A., and Evonne Cardwell Trust Number Two and James A. Cardwell, Jr., Trustee of the James A. Cardwell Trust No. Three.

 10.8 (aa)  Product Services Agreement, dated January 30, 1997, by and between
            C&R Distributing, Inc., a Texas corporation, and Petro Stopping Centers, L.P.

 10.9 (aa)  Petro/El Paso Amusement Services Agreement, dated January 30, 1997, by and between El Paso Vending and Amusement Company and Petro Stopping Centers, L.P.

 10.10 (aa) Display Space Agreement, dated January 30, 1997, by and between
            Motor Media, Inc. and Petro Stopping Centers, L.P.

 10.11 (dd) Limited Liability Company Operating Agreement of Petro Travel Plaza,
            LLC, dated as of December 5, 1997, among the Company, Tejon Ranch Company, as Guarantor.

 10.12 (ee) Petro Stopping Centers Deferred Compensation Plan Agreement, dated
            November 26, 1997.

 10.13 (ff) Employment Agreement, dated February 10, 1999, by and between James
            A. Cardwell, Sr. and Petro Stopping Centers, L.P.

 10.14 (ff) Employment Agreement, dated February 10, 1999, by and between James
            A. Cardwell, Jr. and Petro Stopping Centers, L.P.

 10.15 (ff) Employment Agreement, dated March 1, 1999, by and between Evan
            Brudahl and Petro Stopping Centers, L.P.

 10.16 (gg) Fourth Amended and Restated Limited Partnership Agreement of the
            Company, a Delaware Limited Partnership, dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings G.P., L.L.C. and James A. Cardwell, Jr., as Limited Partners.

 10.17 (gg) Limited Partnership Agreement of Petro Stopping Centers Holdings,
            L.P., a Delaware Limited Partnership, dated July 15, 1999, by and among Petro, Inc., as General Partner and James A. Cardwell, Sr., James A. Cardwell, Jr., JAJCO II, Inc., Petro, Inc., Mobil Long Haul Inc., Volvo Petro Holdings, LLC and Petro Warrant Holdings Corporation, as Limited Partners.

 10.18 (gg) Second Amended and Restated Revolving Credit and Term Loan
            Agreement, dated as of July 23, 1999, among Petro Stopping Centers, L.P., Bankboston, N.A. (formerly known as The First National Bank of Boston) and the other lending institutions listed as Fleet Business Credit Corporation, Merrill Lynch Prime Rate Portfolio, Merrill Lynch Senior Floating Rate Fund, Inc., Morgan Stanley Dean Witter Prime Income Trust, Natexis Banque, KZH Crescent-3 LLC, KZH Crescent-2 LLC, KZH Crescent LLC, United of Omaha Life Insurance Company, Sequils I, Ltd., Wells Fargo Bank, N.A. and Bank of Boston), as Agent, Union Bank of California, N.A., as Co-Agent, First Union National Bank, as Documentation Agent and BancBoston Robertson Stephens Inc., as Arranger.

 10.19 (gg) Amended and Restated PMPA Motor Fuels Franchise Agreement, dated
            July 23, 1999, by and between Mobil Oil Corporation and Petro Stopping Centers, L.P.

 10.20 (gg) Master Supply Contract for Resale of Oils and Greases, dated July
            23, 1999, by and between Mobil Oil Corporation and Petro Stopping Centers, L.P.

 10.21 Pledge Agreement, dated as of July 29, 1999, entered into by Petro Stopping Centers Holdings, Inc. in favor of BankBoston N.A.

 10.22 Guaranty, dated as of July 29, 1999, entered into by Petro Stopping Centers Holdings, Inc. in favor of BankBoston, N.A.

 10.23* Agreement with Securities and Exchange Commission pursuant to Item 601(b)(4)(iii)(a) of Regulation S-K to furnish certain documents relating to the 12 1/2% Senior Notes due 2002.

 10.24 (aa) Indenture, dated as of January 30, 1997 among Petro Stopping
            Centers, L.P., Petro Financial Corporation and State Street Bank and Trust Company, as trustee, relating to Petro Stopping Centers, L.P.'s $135.0 million principal amount 10 1/2% Senior Notes due 2007.

 10.25 (aa) Form of 10 1/2% Senior Note due 2007.

 10.26 (aa) Supplemental Indenture, dated as of January 29, 1997, by and among
            Petro Stopping Centers, L.P., Petro Financial Corporation and First Trust National Association, relating to Petro Stopping Centers, L.P.'s $100.0 million principal amount 12 1/2% Senior Notes due 2002.

 10.27 Supplemental Indenture, dated July 23, 1999, by and among Petro Stopping Centers, L.P., Petro Financial Corporation and State Street Bank and Trust Company, relating to Petro Stopping Centers, L.P.'s 10 1/2% Senior Notes due 2007.

 21.1       Subsidiaries of the Company

 24.1 Power of Attorney (included as part of the signature page of this Annual Report)

 27.1*      Financial Data Schedule

________
(aa) Incorporated by reference to Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1996.
(bb) Incorporated by reference to Petro Stopping Centers, L.P.'s Registration Statement on Form S-1 (Registration No. 33-76154).
(cc) Incorporated by reference to Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1997.
(dd) Incorporated by reference to Petro Stopping Centers, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(ee) Incorporated by reference to Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998.
(ff) Incorporated by reference to Petro Stopping Centers, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(gg) Incorporated by reference to Petro Stopping Centers, L.P.'s Current Report on Form 8-K, filed on August 6, 1999.
(hh) Incorporated by reference to Petro Stopping Centers Holdings, L.P.'s Registration Statement on Form S-4 (Registration No. 333-87371).


*    Filed herewith