Form 10-Q
period 2000-03-31
PETRO STOPPING CENTERS HOLDINGS LP
filed 2000-05-12
CIK 1094067

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000


                        Commission file number 333-87371
                                               ---------

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
           (Exact name of the registrant as specified in its charter)

                Delaware                                        74-2922482
        (State or other jurisdiction of                        (IRS Employer
         incorporation or organization)                     Identification No.)

           6080 Surety Dr.
           El Paso, Texas                                          79905
       (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code:        (915) 779-4711


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---     ---

===============================================================================

                         PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                December 31,              March 31,
                                                                   1999                      2000
                                                                -----------             ------------
                        Assets
Current assets:
    Cash and cash equivalents                                    $ 14,741                 $  9,495
    Trade accounts receivable, net                                  7,439                    9,559
    Inventories, net                                               21,989                   22,261
    Other current assets                                            3,120                    2,363
    Due from affiliates                                             1,727                    1,949
                                                                -----------             ------------
        Total current assets                                       49,016                   45,627

Property and equipment, net                                       191,612                  196,919
Deferred debt issuance costs, net                                  13,815                   13,848
Other assets                                                       11,597                   12,406
Goodwill, net                                                      35,504                   35,045
                                                                -----------             ------------
        Total assets                                             $301,544                 $303,845
                                                                ===========             ============
       Liabilities and Partners' Capital (Deficit)

Current liabilities:
    Current portion of long-term debt                            $  1,001                 $  1,260
    Trade accounts payable                                         10,767                    4,233
    Accrued expenses and other liabilities                         20,426                   19,880
    Due to affiliates                                              25,537                   29,751
                                                                -----------             ------------
        Total current liabilities                                  57,731                   55,124

Long-term debt, excluding current portion                         225,291                  232,229
                                                                -----------             ------------
        Total liabilities                                         283,022                  287,353
                                                                -----------             ------------
Commitments and contingencies

Mandatorily redeemable preferred partnership interests             30,552                   31,269

Contingently redeemable warrants                                    9,700                    9,700

Partners' capital (deficit):
    General partners'                                              (1,077)                  (1,140)
    Limited partners'                                             (20,097)                 (22,786)
    Negative capital accounts of minority partners in
     consolidated subsidiaries                                       (556)                    (551)
                                                                -----------             ------------
        Total partners' capital (deficit)                         (21,730)                 (24,477)
                                                                -----------             ------------
        Total liabilities and partners' capital (deficit)        $301,544                 $303,845
                                                                ===========             ============

    See accompanying notes to unaudited consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)
                                                                    Three Months Ended
                                                                         March 31,
                                                              1999                       2000
                                                          ------------               ------------
Net revenues:
  Fuel (including motor fuel taxes)                        $ 106,881                  $ 174,392
  Non-fuel                                                    46,692                     50,098
                                                          ------------               ------------
      Total net revenues                                     153,573                    224,490

Costs and expenses:
  Cost of sales -
     Fuel (including motor fuel taxes)                        97,623                    163,623
     Non-fuel                                                 18,718                     20,235
  Operating expenses                                          23,405                     25,975
  General and administrative                                   4,808                      4,819
  Depreciation and amortization                                3,267                      4,379
  (Gain) loss on disposition of fixed assets                      15                        (69)
                                                          ------------               ------------
    Total costs and expenses                                 147,836                    218,962
                                                          ------------               ------------

    Operating income                                           5,737                      5,528

Equity in earnings (loss) of affiliate                             -                       (107)
Interest income                                                   98                        139
Interest expense                                              (5,060)                    (7,288)
                                                          ------------               ------------

Income (loss) before minority interest                           775                     (1,728)

Minority interest in income (loss) of consolidated
 subsidiaries                                                    413                          5
                                                          ------------               ------------
Net income (loss)                                                362                     (1,733)

Accrual of preferred return in mandatorily redeemable
 preferred partnership interests                                (240)                      (717)
                                                          ------------               ------------
Net income (loss) available to common partners              $    122                   $ (2,450)
                                                          ============               ============

     See accompanying notes to unaudited consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
  UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                   For the Three Months Ended March 31, 2000
                                (in thousands)

                                                                                       Negative Capital
                                                                                         Accounts of
                                               General              Limited                Minority            Total
                                               Partners'            Partners'            Partners in          Partners'
                                               Capital              Capital              Consolidated         Capital
                                              (Deficit)            (Deficit)             Subsidiaries        (Deficit)
                                             ----------           -----------           -------------       ----------
Balances, December 31, 1999                  $ (1,077)            $ (20,097)               $    (556)       $ (21,730)
 Accrual of preferred return on mandatorily
  redeemable preferred partnership interests       (8)                 (709)                       -             (717)
 Partners' minimum tax distribution               (36)                 (261)                       -             (297)
 Net loss                                         (19)               (1,719)                       5           (1,733)
                                             ----------           -----------              -------------     ----------
Balances, March 31, 2000                     $ (1,140)            $ (22,786)               $    (551)       $ (24,477)
                                             ==========           ===========              =============    ==========


    See accompanying notes to unaudited consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                         Three Months
                                                                            Ended
                                                                          March 31,
                                                                  1999                   2000
                                                                -------                -------
Cash flows from operating activities:
  Net income (loss)                                              $   362               $ (1,733)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
  Minority interest in earnings of consolidated subsidiaries         413                      5
    Depreciation and amortization                                  3,267                  4,379
    Deferred debt issuance cost amortization                         418                    513
    Accretion of original issue discount                               -                  2,070
    Bad debt expense                                                  61                     84
    Equity in loss of affiliate                                        -                    107
    (Gain) loss on disposition of assets                              15                    (69)
  Increase (decrease) from changes in:
    Trade accounts receivable                                     (1,330)                (2,204)
    Inventories                                                   (1,717)                  (272)
    Other current assets                                             568                    757
    Due from affiliates                                              (41)                  (222)
    Due to affiliates                                              4,539                  4,214
    Trade accounts payable                                         3,350                 (6,534)
    Accrued expenses and other liabilities                        (6,030)                  (546)
                                                               -----------            -----------
        Net cash provided by operating activities                  3,875                    549
                                                               -----------            -----------

  Cash flows from investing activities:
    Proceeds from disposition of assets                                -                    126
    Purchases of property and equipment                           (2,973)                (9,282)
    Increase in other assets, net                                 (1,084)                  (923)
                                                               -----------            -----------
        Net cash used in investing activities                     (4,057)               (10,079)
                                                               -----------            -----------
  Cash flows from financing activities:
    Proceeds from bank debt                                            -                  5,200
    Repayments of long-term debt and capital lease                (1,239)                  (122)
    Partners' minimum tax distributions                                -                   (297)
    Payment of debt issuance costs                                     -                   (497)
                                                               -----------            -----------
         Net cash provided by (used in) financing activities      (1,239)                 4,284
                                                               -----------            -----------
  Net decrease in cash and cash equivalents                       (1,421)                (5,246)
  Cash and cash equivalents, beginning of period                  13,183                 14,741
                                                               -----------            -----------
  Cash and cash equivalents, end of period                       $11,762               $  9,495
                                                               ===========            ===========

-----------------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information -
  Interest paid during the period, net of capitalized
   interest of $0 and $184 in 1999 and 2000                      $ 7,932               $  7,556
Non-cash financing activities -
  Preferred return on mandatorily redeemable preferred               514                    717
   partnership interests

    See accompanying notes to unaudited consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

         The accompanying unaudited consolidated financial statements, which include the accounts of Petro Stopping Centers Holdings, L.P. and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in the financial statements prepared in accordance with generally accepted accounting principles.

         These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 1999 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1999 and March 31, 2000, the results of operations for the three months ended March 31, 1999 and March 31, 2000 and cash flows for the three months ended March 31, 1999 and March 31, 2000. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full calendar year.

         The Company's revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $51.8 million and $57.6 million for the three month periods ended March 31, 1999 and March 31, 2000, respectively.

(2)  Recapitalization

         Holdings was formed in July 1999 as a holding partnership and conducts substantially all of its operations through Petro Stopping Centers, L.P. (the "Operating Partnership"). On July 23, 1999, the Operating Partnership, its partners and Volvo Petro Holdings L.L.C. ("Volvo Trucks"), an affiliate of Volvo Trucks North America, Inc. ("Volvo"), consummated a series of transactions pursuant to which:

         . Holdings was formed, and substantially all of the owners in the Operating Partnership at that time (other than Petro Holdings G.P. Corp. and Petro Holdings L.P. Corp., each of which were affiliates of Chartwell Investments, Inc. (collectively, "Chartwell") and Kirschner Investments ("Kirschner"), a Company franchisee), exchanged their interests in the Operating Partnership for identical interests in Holdings and became owners of Holdings;

         . Petro Holdings Financial Corporation was formed for the purpose of serving as co-issuer of the 15.0% senior discount notes issued by Holdings;

         . Petro Holdings Financial Corporation, the Operating Partnership and the Operating Partnership's subsidiary, Petro Financial Corporation, became subsidiaries of Holdings;

         . Petro Warrant Holdings Corporation was formed for the purpose of owning a common limited partnership interest in Holdings and issuing the warrants that are exchangeable into all of the common stock of Petro Warrant Holdings Corporation;

         . Volvo Trucks invested $30.0 million to acquire a 28.7% common limited partnership interest in Holdings;

         . Mobil Long Haul, Inc. ("Mobil Long Haul"), an affiliate of Mobil Oil Corporation ("Mobil"), invested an additional $5.0 million in Class B convertible preferred partnership interests in Holdings;

         . Holdings purchased the 50.8% common interest in the Operating Partnership owned by affiliates of Chartwell for aggregate consideration of approximately $69.8 million, which consisted of a $55.0

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(2)  Recapitalization - continued

           million cash payment and the issuance to Chartwell of approximately $14.8 million in accreted value of 15.0% senior discount notes, without warrants;

         . Holdings purchased the 2.0% common interests in the Operating
           Partnership owned by Kirschner for cash consideration of $2.8 million; and

         . Holdings, with the co-issuer and wholly-owned subsidiary Petro
           Holdings Financial Corporation, sold for cash $82.7 million in principal amount at stated maturity 15.0% senior discount notes due 2008, and warrants to purchase all the common stock of Petro Warrant Holdings Corporation.

         The foregoing transactions are referred to as the "Recapitalization." The acquisition of the interests of Chartwell and Kirschner was accounted for under the purchase method during the third quarter of 1999, which resulted in adjustments to the recorded value of land of $1.4 million, buildings of $5.6 million, equipment of $1.9 million, and furniture and fixtures of $1.9 million, and the recording of goodwill in the amount of $36.4 million that is being amortized over a period of 20 years.

         The formation of Holdings has been reflected in the Company's consolidated financial statements in a manner similar to a pooling-of-interests. Accordingly, the Company's consolidated financial statements reflect the historical amounts and results of operations of Holdings' consolidated subsidiaries as if the exchange referred to above had occurred on the first day of the first period presented.

         As part of the Recapitalization, Holdings issued 82,707 units, each consisting of $1,000 principal amount at stated maturity of 15.0% senior discount notes due 2008 (the "15% Notes") and one warrant (collectively, all such warrants are defined herein as the "Warrants"). The Warrants are exchangeable into all of the common stock of Petro Warrant Holdings Corporation. As consideration for the 15% Notes and the Warrants, Holdings received cash proceeds of $40.0 million, of which $30.3 million was allocated to the 15% Notes and $9.7 million was allocated to the Warrants. Holdings acquired the Warrants from Petro Warrant Holdings Corporation for $9.7 million. Petro Warrant Holdings Corporation, in turn, invested the $9.7 million to acquire a 10.0% common limited partnership interest in Holdings.

         As a result of the Recapitalization, Holdings is the owner of approximately 99.5% of the common partnership interests in the Operating Partnership, and the minority interest of 0.5% is owned by affiliates of the Cardwell Group. The common limited partnership interests of Holdings are owned by:

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

         The Operating Partnership also amended its senior credit facility as part of the Recapitalization. The new senior credit facility consists of an $85.0 million revolving credit facility and a $40.0 million term loan. The proceeds of the new term loan were used to repay principal amounts due under the previous senior credit facility of approximately $38.1 million, plus accrued interest. The new senior credit facility is collateralized by substantially all of the Operating Partnership's assets and contains certain covenants (see Note 7 to the notes to the consolidated financial statements included in the Company's 1999 Form 10-K).

         As discussed above, Holdings funded a portion of its purchase of the Chartwell and Kirschner interests in the Operating Partnership with debt. Holdings currently has no operations of its own and is, therefore, dependent upon the earnings and cash flows of the Operating Partnership to satisfy its obligations under the 15% Notes and the Warrants.

                    PETRO STOPPING CENTERS HOLDINGS,  L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)  Significant Accounting Policies

Reclassifications

         Certain prior period amounts have been reclassified to conform to current year presentation.

(4)  Segments

         The Company through its subsidiary, the Operating Partnership operates large, multi-service truck stops in the United States. The Operating Partnership's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores to the professional truck driver industry and other highway motorists. The Company has aggregated the Operating Partnership's corporate truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended March 31, 1999 and March 31, 2000, the revenues generated from the Company's truck stop operations were $152.6 million and $223.2 million, respectively.

         Through the Operating Partnership, the Company is also a franchisor to 23 Petro Stopping Center locations as of March 31, 2000. The Company collects royalties and fees in exchange for the use of the Operating Partnership's tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of a franchisee's sales. Given the relative insignificance of initial franchise fees and other revenue types, the Company reports a total combined revenue amount. During the three months ended March 31, 1999 and March 31, 2000, the revenues generated from the Operating Partnership's franchise operations were $1.0 million and $1.3 million, respectively. These revenues are included in net revenues reported on the accompanying unaudited consolidated Statements of Operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

(5)  Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and loss to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, but has been postponed by Statement of Financial Accounting Standard No. 137, "An Amendment of SFAS No. 133," for one year with a mandatory effective date for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements and has not determined the timing of, or method of, adoption. However, the implementation of SFAS No. 133 could increase volatility in earnings.

(6)  Related Party Transactions

         For a full discussion of the Company's related party transactions, please refer to Note 9 of the notes to the consolidated financial statements included in the Company's 1999 Form 10-K.

         The Company has been advised by Mobil Long Haul that as a result of the Consent Decree issued by the Federal Trade Commission which became effective in the first quarter of 2000 in connection with the proposed merger of Mobil and Exxon Corporation, that Mobil will no longer be able to sell direct branded fuel products in certain markets. The Company anticipates that the effect of this Consent Decree will be that unbranded diesel fuel will be sold in one market area the Company operates a Petro Stopping Center. The Company does not believe that the loss of the Mobil diesel brand in this market will have a material adverse effect on either its volumes or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company's 1999 Form 10-K.

         Certain sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties. All statements other than statements of historical facts included in this Form 10-Q may be considered forward-looking statements. The Company cautions that these statements are further qualified by important factors, some of which the Company has little or no control over, that could cause actual results to differ materially from those in the forward-looking statements. Such factors include without limitation, general economic change, legislative regulation and market change.

         The forward-looking statements are included in the following sections of this Item, including, without limitation, "--General," "--Liquidity and Capital Resources," and "--Environmental." The Company, in the preparation of its financial statements, also makes various estimates and assumptions that are forward-looking statements.

Reporting Format

         We, through our subsidiary, Petro Stopping Centers, L.P. (the "Operating Partnership") operate large, multi-service truck stops in the United States. The Operating Partnership's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores to the professional truck driver industry and other highway motorists. We have aggregated our Operating Partnership's corporate truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop.

         Through our Operating Partnership, we are also a franchisor to 23 Petro Stopping Center locations as of March 31, 2000. We collect royalties and fees in exchange for the use of the Operating Partnership's tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of a franchisee's sales. Given the relative insignificance of initial franchise fees and other revenue types, we report a total combined revenue amount. During the three months ended March 31, 1999 and March 31, 2000, the revenues generated from our Operating Partnership's franchise operations were $1.0 million and $1.3 million, respectively. These revenues are included in non-fuel revenues reported on the accompanying unaudited consolidated statements of operations. We do not allocate any expenses or assets in measuring this segment's profit and loss, nor do we believe there are any significant commitments or obligations resulting from these franchise agreements.

         We derive our revenues from:

         . the sale of diesel and gasoline fuels;

         . non-fuel items, including the sale of merchandise and offering of services including truck tire sales and preventative maintenance, showers, laundry, video games, franchise royalties, and other operations; and

         . restaurant operations which include the Iron Skillet(R) and fast-food operations.

         The following table sets forth our total consolidated revenues by major source:

                                          SUMMARY OF SOURCES OF REVENUES
                                           Three Months Ended March 31,
                                    -----------------------------------------
                                             1999                  2000
                                    -----------------         ---------------
                                                (dollars in thousands)

         Fuel                       $ 106,881    69.6%    $ 174,392    77.7%
         Non-Fuel                      33,556    21.8%       35,859    16.0%
         Restaurant                    13,136     8.6%       14,239     6.3%
                                    ---------- --------   ---------- --------
         Total Net Revenues         $ 153,573   100.0%    $ 224,490   100.0%
                                    ========== ========   ========== ========

         Our fuel revenues and cost of sales include federal and state motor fuel taxes. Such taxes were $51.8 million and $57.6 million for the three month periods ended March 31, 1999 and March 31, 2000, respectively.

Taxes

         No provision for income taxes is reflected in the accompanying financial statements because we are organized as a partnership, taxable income and tax deductions are passed through to the individual partners.

General

Recapitalization

         Holdings was formed in July 1999 as a holding partnership and conducts substantially all of its operations through the Operating Partnership. On July 23, 1999, the Operating Partnership, its partners, and Volvo Petro Holdings L.L.C. ("Volvo Trucks"), an affiliate of Volvo Trucks North America, Inc. ("Volvo"), consummated a series of transactions pursuant to which:

         . We were formed, and substantially all of the owners in the Operating
           Partnership at that time (other than Petro Holdings G.P. Corp. and Petro Holdings L.P. Corp., each of which were affiliates of Chartwell Investments, Inc. (collectively, "Chartwell") and Kirschner Investments ("Kirschner"), one of our franchisees), exchanged their interests in the Operating Partnership for identical interests in Holdings and became owners of Holdings;

         . Petro Holdings Financial Corporation was formed for the purpose of serving as co-issuer of the 15.0% senior discount notes issued by Holdings;

         . Petro Holdings Financial Corporation, the Operating Partnership, and the Operating Partnership's subsidiary, Petro Financial Corporation, became subsidiaries of Holdings;

         . Petro Warrant Holdings Corporation was formed for the purpose of owning a common limited partnership interest in Holdings and issuing the warrants that are exchangeable into all of the common stock of Petro Warrant Holdings Corporation;

         . Volvo Trucks invested $30.0 million to acquire a 28.7% common limited partnership interest in Holdings;

         . Mobil Long Haul, Inc. ("Mobil Long Haul"), an affiliate of Mobil Oil
           Corporation, invested an additional $5.0 million in Class B convertible preferred partnership interests in Holdings;

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

         . We purchased the 2.0% common interests in the Operating Partnership owned by Kirschner for cash consideration of $2.8 million; and

         . We, with the co-issuer and wholly-owned subsidiary Petro Holdings
           Financial Corporation, sold for cash $82.7 million in principal amount at stated maturity 15.0% senior discount notes due 2008, and warrants to purchase all the common stock of Petro Warrant Holdings Corporation.

     The foregoing transactions are referred to as the "Recapitalization." The acquisition of the interests of Chartwell and Kirschner was accounted for under the purchase method during the third quarter of 1999, which resulted in adjustments to the recorded value of land of $1.4 million, buildings of $5.6 million, equipment of $1.9 million, and furniture and fixtures of $1.9 million, and the recording of goodwill in the amount of $36.4 million that is being amortized over a period of 20 years.

     The formation of Holdings has been reflected in our consolidated financial statements in a manner similar to a pooling-of-interests. Accordingly, our consolidated financial statements reflect the historical amounts and results of operations of Holdings' consolidated subsidiaries as if the exchange referred to above had occurred on the first day of the first period presented.

         As part of the Recapitalization, Holdings issued 82,707 units, each consisting of $1,000 principal amount at stated maturity of 15.0% senior discount notes due 2008 (the "15% Notes") and one warrant (collectively, all such warrants are defined herein as the "Warrants"). The Warrants are exchangeable into all of the common stock of Petro Warrant Holdings Corporation. As consideration for the 15% Notes and the Warrants, Holdings received cash proceeds of $40.0 million, of which $30.3 million was allocated to the 15% Notes and $9.7 million was allocated to the Warrants. Holdings acquired the Warrants from Petro Warrant Holdings Corporation for $9.7 million. Petro Warrant Holdings Corporation, in turn, invested the $9.7 million to acquire a 10.0% common limited partnership interest in Holdings.

         As a result of the Recapitalization, we are the owner of approximately 99.5% of the common partnership interests in the Operating Partnership, and the minority interest of 0.5% is owned by affiliates of the Cardwell Group. The common limited partnership interests of Holdings are owned by:

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

         The Operating Partnership also amended its senior credit facility as part of the Recapitalization. The new senior credit facility consists of an $85.0 million revolving credit facility and a $40.0 million term loan. The proceeds of the new term loan were used to repay principal amounts due under the previous senior credit facility of approximately $38.1 million, plus accrued interest. The new senior credit facility is collateralized by substantially all of the Operating Partnership's assets and contains certain covenants (see Note 7 to the notes to the consolidated financial statements included in our 1999 Form 10-K).

         As discussed above, Holdings funded a portion of its purchase of the Chartwell and Kirschner interests in the Operating Partnership with debt. Holdings currently has no operations of its own and is, therefore, dependent upon the earnings and cash flows of the Operating Partnership to satisfy its obligations under the 15% Notes and the Warrants.

Operations

         The following table sets forth the development of our Operating Partnership's Stopping Center network since 1996:

                                                     As of March 31,
                                                    ----------------
                                       1996     1997     1998     1999     2000
                                       ----     ----     ----     ----     ----

           Company-operated             26       26       28       28       30
           Franchised                   15       16       20       21       23
                                      ----     ----     ----     ----     ----

            Total Stopping Centers      41       42       48       49       53
                                      ====     ====     ====     ====     ====

         The following table sets forth information on Stopping Centers opened from March 31, 1996 through March 31, 2000, all but two of which are full-sized facilities.

                  Location                               Date Opened
                  --------                               -----------
           Company-operated:

              North Baltimore, Ohio                      August 1997
              North Little Rock, Arkansas                September 1997
              Wheeler Ridge, California                  June 1999
              Jackson, Mississippi                       November 1999

           Franchised:

              York, Nebraska                             December 1996
              Scranton, Pennsylvania                     May 1997
              Claysville,  Pennsylvania                  November 1997
              Breezewood, Pennsylvania                   February 1998
              Milton, Pennsylvania                       March 1998
              Monee, Illinois                            April 1998
              Lowell, Indiana                            April 1999
              Racine, Wisconsin                          December 1999

         We purchased land in Glendale, Kentucky, North Las Vegas, Nevada, Marianna, Florida, and Cordele, Georgia in November of 1998, September of 1999, October of 1999, and March of 2000, respectively, for the future construction of four new Petro Stopping Centers. We also own a site in Green River, Wyoming which is suitable for the construction of a new Petro Stopping Center. At March 31, 2000, we had under construction new Petro Stopping Centers in Glendale, Kentucky and North Las Vegas, Nevada which are scheduled to open in June and October of 2000, respectively. In April of 2000, we completed construction on and opened a company-operated Stopping Center in Mebane, North Carolina.

         All franchises are operated under franchise agreements which, with one exception, are for an initial ten-year term and are automatically renewed for two consecutive five-year terms, unless the franchisee gives a termination notice at least twelve months prior to the expiration of its franchise agreement with the Operating Partnership. One franchise agreement has been amended so that its initial term is approximately fifteen years (expiring in December
2001), and such agreement provides for only one five-year renewal thereof.

         With the exception of Jerome/Twin Falls, Idaho, no notices of termination were received from any franchisees, under franchise agreements with expiring initial terms. Notice of intent not to renew the Jerome/Twin Falls, Idaho franchise was received December 9, 1999 and accordingly, this franchise agreement will terminate effective December 15, 2000. The Operating Partnership has both a right of first refusal to acquire this location and the option to purchase it at fair market value. We are currently evaluating options regarding this site.

         In an effort to enhance our franchisee relationship, we completed negotiation with our existing franchisees of a revised form franchise agreement in 1999. The revised franchise agreement has now been given to all franchisees for execution and each franchisee has been given the choice to either enter into the new agreement or remain as a franchisee under the terms of their existing agreement. Execution of new franchise agreements is in various stages of completion, however, in our opinion the election by the franchises and the timing of the execution of the new agreements will not have a material adverse effect on the Company.

         In addition to our currently operational 23 franchise locations, the Operating Partnership has signed an agreement for an additional franchise location in Frederick, Maryland.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Overview. Our net revenues of $224.5 million increased 46.2% in the first three months of 2000 from $153.6 million in the first three months of 1999. On a "comparable unit" basis, revenues increased by 44.2% to $214.6 million from $148.9 million in the prior year quarter. The increases were primarily due to an increase in fuel revenues from the prior year quarter as a result of an increase in our average retail-selling price per fuel gallon, as well as an increase in the volume of fuel gallons sold from the prior year quarter. Operating expenses increased 11.0% to $26.0 million from $23.4 million in the prior year quarter due mainly to our loyalty program, new site pre-opening expenses, and employee-related costs. General and administrative expenses remained relatively consistent to the prior year quarter at $4.8 million. A Petro Stopping Center is considered a "comparable unit" as to a particular period in the current year if it was open during the same period of the prior year.

         Fuel. Revenues increased 63.2% to $174.4 million in the first three months of 2000 compared to $106.9 million in the first three months of 1999. Fuel revenues increased primarily due to a 47.2% increase in our average retail-selling price per fuel gallon stemming from higher fuel costs compared to the prior year quarter. The increase in fuel revenues was also due to a 10.9% or
12.7 million gallon increase in fuel volumes. We believe the increased volume is due primarily to the success of our customer loyalty program and our commitment to customer service. Gross margins increased by 16.3% to $10.8 million for the three months ended March 31, 2000, compared to $9.3 million for the prior year quarter. On a "comparable unit" basis, fuel revenues increased 61.8% primarily due to a 48.7% increase in our average retail-selling price per fuel gallon stemming from higher fuel costs compared to the prior year quarter. The increase in fuel revenues was also due to an 8.8% or 9.9 million gallon increase in fuel volumes. Gross margins increased by 18.1% or $1.6 million for the three months ended March 31, 2000, compared to the prior year quarter.

         Non-Fuel. Revenues increased 6.9% to $35.9 million in the first three months of 2000 from $33.6 million in the first three months of 1999. The increase in non-fuel revenues is primarily due to a 12.2% or $2.0 million increase in sales at our retail stores and oil, new and used tire, and repair part sales. Gross margins increased 6.5% to $19.7 million in the first three months of 2000 from $18.5 million in first three months of 1999. In addition to the increase in sales, we believe the improved margins reflect the results of improved product procurement and our continued focus on margin management. On a "comparable unit" basis, non-fuel revenues increased 5.0% or $1.7 million compared to the prior year quarter and gross margins increased 4.8% or $882,000 compared to the prior year quarter.

         Restaurant. Revenues increased 8.4% to $14.2 million in the first three months of 2000 compared to $13.1 million in the first three months of 1999. We believe revenues increased due to increased customer traffic and previous changes in the core menu and featured meal specials, resulting in the average ticket price increasing by 3.9%. Gross margins in the restaurants improved by 7.3% or $693,000. On a "comparable unit" basis, restaurant revenues increased 5.6% or $738,000 compared to the prior year quarter, while gross margins increased by 4.7% or $448,000.

         Costs and Expenses. Total costs and expenses increased 48.1% to $219.0 million in the first three months of 2000, compared to $147.8 million in the first three months of 1999. On a "comparable unit" basis, total costs and expenses increased 45.5% or $65.3 million compared to prior year. Cost of sales increased 58.0% or $67.5 million from the prior year period due mainly to significantly higher fuel costs in the current year. Operating expenses increased 11.0% or $2.6 million to $26.0 million for the first three months of 2000 from 1999. The increase is mainly due to a $1.0 million increase in expenses associated with our customer loyalty program, an increase of $1.4 million in employee-related costs due in part by the opening of two new truckstop locations, and an increase in new site pre-opening expenses of $200,000. On a "comparable unit" basis, operating expenses increased 7.3% or $1.6 million to $24.8 million compared to the first three months in 1999. General and administrative expenses remained relatively consistent with the prior year at $4.8 million.

         Equity in Loss of Affiliate. We recognized a $107,000 loss related to our investment in the Wheeler Ridge facility in Southern California, as is typical in the early stages of operation of a new Stopping Center. This Stopping Center began operations in June 1999.

         Interest Expense, net. Interest expense, net, increased $2.2 million compared to the first three months in 1999 primarily due to the issuance of the 15% Notes in July 1999.

Liquidity and Capital Resources

         Currently our principal sources of liquidity are:

         . Borrowings under our new senior credit facility, which currently consists of an $85.0 million revolving credit facility and a $40.0 million term loan, providing an aggregate borrowing up to $125.0 million;

         . Sales of common and preferred partnership interests and capital contribution transactions which raised $10.8 million in 1999;

         . Cash flows from operations, which provided $3.9 million and $549,000 for the three months ended March 31, 1999 and March 31, 2000, respectively. The large decrease for the first three months of 2000 was primarily due to normal fluctuations in the timing of payments to Mobil Diesel Supply Corporation for fuel payments and variations in the timing related to trade accounts payables;

         . Our cash flow used in investing activities was ($4.1) million and ($10.1) million for the three months ended March 31, 1999 and March 31, 2000, respectively. The increase was due primarily to additional investment in property and equipment of $9.3 million for the three months ended March 31, 2000; and

         . Cash flows from financing activities were ($1.2) million and $4.3 million for the three months ended March 31, 1999 and March 31, 2000, respectively. The fluctuations are almost entirely due to our borrowings and repayments on our credit facilities.

         We had negative working capital of $8.7 million and $9.5 million at December 31, 1999 and March 31, 2000, respectively. Negative working capital is normal in the truckstop industry. Diesel fuel inventory turns every two to three days, while payment is generally required in twelve to fifteen days. Approximately 74.0% of our sales are cash sales (or the equivalent in the case of credit card sales or sales paid for by check which are funded on a daily basis by third-party billing companies).

         Our current senior credit facility consists of an $85.0 million revolving credit facility and a $40.0 million term loan. At March 31, 2000, we had standby letters of credit issued for approximately $2.7 million resulting in availability of approximately $82.3 million on the revolving credit facility. As of March 31, 2000, there was approximately $5.2 million outstanding on the revolving credit facility. Principal payments on the term loan are due quarterly, beginning September 30, 2000. The first sixteen quarterly payments due are $250,000 each.

         Accrual of dividends on mandatorily redeemable preferred partnership interests amounted to $717,000 for the three months ended March 31, 2000. The dividends are only payable in cash if permitted by our then existing debt instruments. Our various credit agreements currently restrict payment of dividends on the mandatorily redeemable preferred partnership interests.

         We are partly self-insured, paying our own employment practices, workers' compensation, general liability, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per occurrence basis. During the first quarter of 2000, we paid $1.4 million on claims related to these self-insurance programs. Provisions established under these self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the three months ended March 31, 2000, aggregated provisions amounted to $2.3 million. At March 31, 2000, the aggregated accrual amounted to approximately $5.2 million, which we believe is adequate to cover both reported and incurred but not reported claims.

         Capital expenditures totaled $9.3 million for the three months ended March 31, 2000. Included in capital expenditures were funds spent on existing Petro Stopping Centers and construction of new facilities.

         We currently expect to invest approximately $55.5 million during the remainder of 2000 on capital expenditures. We currently plan to open three new truck stops (in addition to the location opened in Mebane, North Carolina in April of 2000) during the year 2000, with a cost of approximately $10.0 million to $11.0 million per site including land acquisition costs. Approximately $10.0 million will be spent on regular capital maintenance and volume building projects during the year 2000. These capital outlays will be funded through our senior credit facility and internally generated cash.

         We believe that internally generated funds, together with amounts available under the senior credit facility, will be sufficient to satisfy our cash requirements for operations through 2000 and the foreseeable future thereafter. We also expect that current and future expansion and acquisitions will be financed from funds generated from operations, the senior credit facility, and to the extent necessary, additional financing.

Environmental

         Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Accrued liabilities are exclusive of claims against third parties and are not discounted.

         Contingencies under environmental laws and regulations may require us to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. We have accrued liabilities for environmental remediation activities consistent with the policy set forth in the notes to the consolidated financial statements of our 1999 Form 10-K. At March 31, 2000, this accrual amounted to approximately $75,000 and, in our opinion, is appropriate based on existing facts and circumstances. We accrue for environmental remediation expenses based upon initial estimates obtained from contractors engaged to perform the remediation work as required by local, state, and federal authorities. It is often difficult to predict the extent and the cost of environmental remediation until work has commenced and the full scope of the contamination determined. Accruals are periodically evaluated and updated as information regarding the nature of the clean up work is obtained. In the event that future remediation expenditures are in excess of amounts accrued, we do not anticipate that they will have a material adverse effect on our consolidated financial position or results of operations. Actual results, however, could differ from estimated amounts and those differences could be material. At March 31, 2000, we have recognized approximately $163,000 in the consolidated balance sheet related to recoveries of remediation costs from third parties.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         We are party to various ordinary litigation incidental to our business for which estimates of losses have been accrued, when appropriate. In our opinion, such proceedings will not have a material adverse effect on our financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Incorporated herein by reference is a list of Exhibits contained in the
         Exhibit Index on page 17 of this Quarterly Report.

   (b)   Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PETRO STOPPING CENTERS HOLDINGS, L.P.
                                          (Registrant)

Date:  May 12, 2000             By:  /s/ David A. Appleby
                                       ---------------------------------
                                         David A. Appleby
                                         Vice President of Finance and Treasurer
                                         (on behalf of Registrant and as Registrant's
                                         Principal Financial and Chief Accounting Officer)


                                 EXHIBIT INDEX


Exhibit No.  Exhibit Description
-----------  -------------------

3.1 (aa) Certificate of Limited Partnership of Petro Stopping Centers Holdings, L.P.

3.2 (aa) Limited Partnership Agreement of Petro Stopping Centers Holdings, L.P., dated July 23, 1999

10.28* Property Lease Agreement, dated November 12, 1998, between Petro Stopping Centers, L.P. and Petro Truckstops, Inc.

27*          Financial Data Schedule


_________

(aa) Incorporated by reference. Filed with the Company's Registration Statement on Form S-4 (Registration No. 333-87371) filed on September 17, 1999.

*    Filed herewith.