Form 10-Q
period 2000-06-30
PETRO STOPPING CENTERS HOLDINGS LP
filed 2000-08-11
CIK 1094067

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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


================================================================================

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements



                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                  December 31,        June 30,
                                                      1999             2000
                                                  -----------       -----------
                    Assets
Current assets:
  Cash and cash equivalents                         $  14,741         $  11,148
  Trade accounts receivable, net                        7,439             9,250
  Inventories, net                                     21,989            24,439
  Other current assets                                  3,120             3,147
  Due from affiliates                                   1,727             1,767
                                                  -----------       -----------
      Total current assets                             49,016            49,751

Property and equipment, net                           191,612           205,141
Deferred debt issuance costs, net                      13,815            13,801
Other assets                                           11,597            11,994
Goodwill, net                                          35,504            34,604
                                                  -----------       -----------
      Total assets                                  $ 301,544         $ 315,291
                                                  ===========       ===========

      Liabilities and Partners' Deficit

Current liabilities:
  Current portion of long-term debt                 $   1,001         $   1,519
  Trade accounts payable                               10,767             3,845
  Accrued expenses and other liabilities               20,426            23,195
  Due to affiliates                                    25,537            33,391
                                                  -----------       -----------
      Total current liabilities                        57,731            61,950

Long-term debt, excluding current portion             225,291           236,476
                                                  -----------       -----------
      Total liabilities                               283,022           298,426
                                                  -----------       -----------

Commitments and contingencies

Mandatorily redeemable preferred partnership
 interests                                             30,552            31,998

Contingently redeemable warrants                        9,700             9,700

Partners' deficit:
  General partners'                                    (1,077)           (1,216)
  Limited partners'                                   (20,097)          (23,084)
  Negative capital accounts of minority
   partners in consolidated subsidiaries                 (556)             (533)
                                                  -----------       -----------
      Total partners' deficit                         (21,730)          (24,833)
                                                  -----------       -----------
      Total liabilities and partners' deficit       $ 301,544         $ 315,291
                                                  ===========       ===========

    See accompanying notes to unaudited consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                           Three Months Ended             Six Months Ended
                                                                June 30,                     June 30,
                                                            1999         2000             1999         2000
                                                         ---------     --------         --------     --------
Net revenues:
  Fuel (including motor fuel taxes):                      $118,017     $175,868         $224,898     $350,260
  Non-fuel                                                  50,423       55,272           97,115      105,370
                                                         ---------     --------         --------     --------
      Total net revenues                                   168,440      231,140          322,013      455,630

Costs and expenses:
  Cost of sales -
     Fuel (including motor fuel taxes)                     108,292      164,005          205,915      327,628
     Non-fuel                                               20,482       23,080           39,200       43,315
  Operating expenses                                        24,382       27,573           47,787       53,548
  General and administrative                                 4,953        4,261            9,760        9,080
  Depreciation and amortization                              3,403        4,496            6,670        8,875
  (Gain) loss on disposition of fixed assets                  (865)          10             (849)         (59)
                                                         ---------     --------         --------     --------

    Total costs and expenses                               160,647      223,425          308,483      442,387
                                                         ---------     --------         --------     --------

    Operating income                                         7,793        7,715           13,530       13,243

Recapitalization costs                                        (623)           -             (623)           -
Equity in income (loss) of affiliate                          (230)          18             (230)         (89)
Interest income                                                101           67              199          206
Interest expense, net                                       (5,166)      (6,931)         (10,226)     (14,219)
                                                         ---------     --------         --------     --------

Income (loss) before minority interest                       1,875          869            2,650         (859)

Minority interest in income of
    consolidated subsidiaries                                  999           18            1,412           23
                                                         ---------     --------         --------     --------

Net income (loss)                                              876          851            1,238         (882)

Accrual of preferred return on mandatorily
    redeemable preferred partnership interests                (243)        (729)            (483)      (1,446)
                                                         ---------     --------         --------     --------

Net income (loss) available to common partners            $    633     $    122         $    755     $ (2,328)
                                                         =========     ========         ========     ========

    See accompanying notes to unaudited consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
       UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                     For the Six Months Ended June 30, 2000
                                 (in thousands)

                                                                                              Negative Capital
                                                                                                Accounts of
                                                                                                 Minority
                                                          General             Limited            Partners             Total
                                                         Partners'           Partners'         Consolidated         Partners'
                                                          Deficit             Deficit          Subsidiaries          Deficit
                                                      --------------      --------------      --------------      --------------

Balances, December 31, 1999                           $   (1,077)         $   (20,097)        $      (556)        $   (21,730)
 Accrual of preferred return on mandatorily
   redeemable preferred partnership interests                (16)              (1,430)                  -              (1,446)
 Partners' minimum tax distribution                         (112)                (663)                  -                (775)
 Net income (loss)                                           (11)                (894)                 23                (882)
                                                      --------------      --------------      --------------      --------------
Balances, June 30, 2000                               $   (1,216)         $   (23,084)        $      (533)        $   (24,833)
                                                      ==============      ==============      ==============      ==============

    See accompanying notes to unaudited consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                           1999                      2000
                                                                                     ----------------          ----------------
Cash flows from operating activities:
  Net income (loss)                                                                    $     1,238               $      (882)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Minority interest in earnings of consolidated subsidiaries                                1,412                        23
    Depreciation and amortization                                                            6,670                     8,875
    Deferred debt issuance cost amortization                                                   837                       676
    Accretion of original issue discount                                                         -                     4,248
    Bad debt expense                                                                           122                       155
    Equity in loss of affiliate                                                                230                        89
    Gain on disposition of assets                                                             (849)                      (59)
  Increase (decrease) from changes in:
    Trade accounts receivable                                                               (4,289)                   (1,966)
    Inventories                                                                             (1,470)                   (2,450)
    Other current assets                                                                       485                       (27)
    Due from affiliates                                                                       (603)                      (40)
    Due to affiliates                                                                        7,611                     7,854
    Trade accounts payable                                                                   4,080                    (6,922)
    Accrued expenses and other liabilities                                                   4,212                     2,732
                                                                                     ----------------          ----------------
        Net cash provided by operating activities                                           19,686                    12,306
                                                                                     ----------------          ----------------

  Cash flows from investing activities:
    Proceeds from disposition of assets                                                      1,394                       126
    Purchases of property and equipment                                                     (9,647)                  (21,554)
    Increase in other assets, net                                                           (2,201)                     (489)
                                                                                     ----------------          ----------------
        Net cash used in investing activities                                              (10,454)                  (21,917)
                                                                                     ----------------          ----------------

  Cash flows from financing activities:
    Proceeds from expansion loan                                                             1,400                         -
    Proceeds from bank debt                                                                      -                     7,700
    Repayments of long-term debt and capital lease                                          (2,479)                     (245)
    Partners' minimum tax distributions                                                     (1,935)                     (775)
    Payment of debt issuance costs                                                               -                      (662)
                                                                                     ----------------          ----------------
         Net cash provided by (used in) financing activities                                (3,014)                    6,018
                                                                                     ----------------          ----------------

  Net increase (decrease) in cash and cash equivalents                                       6,218                    (3,593)
  Cash and cash equivalents, beginning of period                                            13,183                    14,741
                                                                                     ----------------          ----------------
  Cash and cash equivalents, end of period                                             $    19,401               $    11,148
                                                                                     ================          ================

-----------------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information -
  Interest paid during the period, net of capitalized interest of $21 and $589
    in 1999 and 2000                                                                   $     9,255               $     9,290
Non-cash activities -
  Preferred return on mandatorily redeemable preferred partnership interests                 1,033                     1,446


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

     These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 1999 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2000, the results of operations for the three and six months ended June 30, 1999 and June 30, 2000 and cash flows for the six months ended June 30, 1999 and June 30, 2000. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full calendar year.

     The Company's fuel revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $50.4 million and $58.7 million for the three month periods ended June 30, 1999 and June 30, 2000, respectively, and $102.2 million and $116.3 million for the six month periods ended June 30, 1999 and June 30, 2000, respectively.

(2)  Significant Accounting Policies

Reclassifications

     Certain prior period amounts have been reclassified to conform to current year presentation.

(3)  Segments

     The Company through its subsidiary, the Operating Partnership, operates large, multi-service truck stops in the United States. The Operating Partnership's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores to the professional truck driver industry and other highway motorists. The Company has aggregated the Operating Partnership's company truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended June 30, 1999 and June 30, 2000, the revenues generated from the Operating Partnership's truck stop operations were $167.0 million and $229.7 million, respectively, and $319.6 million and $452.9 million for the six months ended June 30, 1999 and June 30, 2000, respectively.

     As of June 30, 2000, the Company, through the Operating Partnership, is also a franchisor to 23 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of the Operating Partnership's tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of a franchisee's sales. Given the relative insignificance of initial franchise fees and other revenue types, the Company reports a total combined revenue amount. Revenues generated from the Operating Partnership's franchise operations were $1.4 during the three months ended June 30, 1999 and June 30, 2000 and $2.4 million and $2.7 million for the six months ended June 30, 1999 and June 30, 2000, respectively. These revenues are included in non-fuel revenues reported on the accompanying unaudited consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(4)  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gain and loss to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, but has been postponed by Statement of Financial Accounting Standard No. 137, "An Amendment of SFAS No. 133," for one year with a mandatory effective date for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. In June 2000, Statement of Financial Accounting Standard No. 138, "An Amendment of SFAS No. 133," was issued to address a limited number of issues causing implementation difficulties for numerous entities that applied SFAS No.
133. The Company currently expects to adopt SFAS No. 133, as amended, as of January 1, 2001. Management does not believe that the adoption of this statement will have significant impact on the Company's financial statements or results of operations.

(5)  Related Party Transactions

     For a full discussion of the Company's related party transactions, please refer to Note 9 of the notes to the consolidated financial statements included in the Company's 1999 Form 10-K.

     Effective March 2000, the Company entered into a three year agreement with C&R Distributing, Inc., a Texas corporation ("C&R"), which is 100% owned by J.A. Cardwell, Sr. and his affiliates. Under the Agreement, C&R will provide fuel delivery services to certain Petro Stopping Centers as designated by the Company. The Agreement provides for one-year renewal terms upon expiration of the first three years and may be terminated by either party on 90 days prior notice. Pricing under the Agreement is capped at the average of the two lowest common carrier bids obtained by the Company, and to the extent C&R is able to deliver the services for less than the capped rate, the Company will receive a rebate equal to 50.0% of the difference between the capped rate and actual costs.

     In May 2000, the Company and Volvo entered into an agreement authorizing the Company, on a non-exclusive basis, to operate as a Volvo parts and service center providing parts for and service to trucks under the VOLVO nameplate. Under the terms of the Agreement, the Company is authorized to provide a limited range of repair and maintenance services and light warranty service work. The Agreement also provides a pricing schedule for Volvo parts ordered by the Company.

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

     The forward-looking statements are included in the following sections of this Item, including, without limitation, "--Network Development," "--Results of Operations," and "--Liquidity and Capital Resources." The Company, in the preparation of its financial statements, also makes various estimates and assumptions that are forward-looking statements.

Overview

     We, through our subsidiary Petro Stopping Centers, L.P. (the "Operating Partnership"), operate large, multi-service truck stops in the United States. The Operating Partnership's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores to the professional truck driver industry and other highway motorists. We have aggregated our Operating Partnership's company truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended June 30, 1999 and June 30, 2000, the revenues generated from our Operating Partnership's truck stop operations were $167.0 million and $229.7 million, respectively, and $319.6 million and $452.9 million for the six months ended June 30, 1999 and June 30, 2000, respectively.

     As of June 30, 2000, we are, through our Operating Partnership, also a franchisor to 23 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of the Operating Partnership's tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of a franchisee's sales. Given the relative insignificance of initial franchise fees and other revenue types, we report a total combined revenue amount. Revenues generated from our Operating Partnership's franchise operations were $1.4 million during the three months ended June 30, 1999 and June 30, 2000 and $2.4 million and $2.7 million for the six months ended June 30, 1999 and June 30, 2000, respectively. These revenues are included in non-fuel revenues reported on the accompanying unaudited consolidated statements of operations. We do not allocate any expenses or assets in measuring this segment's profit and loss, nor do we believe there are any significant commitments or obligations resulting from these franchise agreements.

     We derive our revenues from:

     .   the sale of diesel and gasoline fuels;

     . non-fuel items, including the sale of merchandise and offering of services including truck tire sales and preventative maintenance, showers, laundry, video games, franchise royalties, and other operations; and

     . restaurant operations which include the Iron Skillet(R) and fast-food operations.

     The following table sets forth our total consolidated revenues by major source:

                                                SUMMARY OF SOURCES OF REVENUES

                               Three Months Ended June 30,                        Six Months Ended June 30,
                       -------------------------------------------        ----------------------------------------------
                               1999                    2000                     1999                       2000
                       ------------------       ------------------        -------------------       --------------------
                                                      (dollars in thousands)
Fuel                    $118,017     70.1%       $175,868     76.1%        $224,898      69.8%       $350,260       76.9%
Non-Fuel                  36,573     21.7%         40,037     17.3%          70,129      21.8%         75,896       16.7%
Restaurant                13,850      8.2%         15,235      6.6%          26,986       8.4%         29,474        6.4%
                       ------------------       ------------------        -------------------       --------------------
Total Net Revenue       $168,440    100.0%       $231,140    100.0%        $322,013     100.0%       $455,630      100.0%
                       ==================       ==================        ===================       ====================

     Our fuel revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $50.4 million and $58.7 million for the three month periods ended June 30, 1999 and June 30, 2000, respectively, and $102.2 million and $116.3 million for the six month periods ended June 30, 1999 and June 30, 2000, respectively.

     No provision for income taxes is reflected in the accompanying financial statements because we are organized as a partnership; taxable income and tax deductions are passed through to the individual partners.

Network Development

     The following table sets forth the development of our Operating Partnership's Stopping Center network since 1996:

                                                     As of June 30,
                                                    ---------------

                                         1996     1997     1998     1999     2000
                                         ----     ----     ----     ----     ----
           Company-operated                26       26       28       29       32
           Franchised                      15       17       21       22       23
                                         ----     ----     ----     ----     ----

            Total Stopping Centers         41       43       49       51       55
                                         ====     ====     ====     ====     ====

     The following table sets forth information on Stopping Centers opened from June 30, 1996 through June 30, 2000, all but two of which are full-sized facilities.

                Location                             Date Opened
                --------                             -----------
Company-operated:
 North Baltimore, Ohio                                August 1997
 North Little Rock, Arkansas                        September 1997
 Wheeler Ridge, California                             June 1999
 Jackson, Mississippi                                November 1999
 Mebane, North Carolina                               April 2000
 Glendale, Kentucky                                    June 2000
Franchised:
 York, Nebraska                                      December 1996
 Scranton, Pennsylvania                                May 1997
 Claysville,  Pennsylvania                           November 1997
 Breezewood, Pennsylvania                            February 1998
 Milton, Pennsylvania                                 March 1998
 Monee, Illinois                                      April 1998
 Lowell, Indiana                                      April 1999
 Racine, Wisconsin                                   December 1999

Results of Operations

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Overview. Our net revenues of $455.6 million increased 41.5% in the first six months of 2000 from $322.0 million in the first six months of 1999. On a "comparable unit" basis, revenues increased by 38.3% to $432.2 million from $312.5 million in the prior year. The increases were primarily due to an increase in fuel revenues from the prior year as a result of an increase in our average retail-selling price per fuel gallon, as well as an increase in the volume of fuel gallons sold from the prior year. Operating expenses increased 12.1% to $53.5 million from $47.8 million in the prior year due mainly to employee-related costs due in part to the opening of three new truckstop locations, marketing expenses, and new site pre-opening expenses. General and administrative expenses decreased 7.0% to $9.1 million from $9.8 million in the prior year due to the discontinuance of management fees formerly paid to certain Partners prior to the consummation of our Recapitalization in July 1999. A Petro Stopping Center is considered a "comparable unit" as to a particular period in the current year if it was open during the same period of the prior year.

     Fuel. Revenues increased 55.7% to $350.3 million in the first six months of 2000 compared to $224.9 million in the first six months of 1999. Fuel revenues increased primarily due to a 38.3% increase in our average retail-selling price per fuel gallon stemming from higher fuel costs compared to the prior year. The increase in fuel revenues was also due to a 12.6% increase in fuel volumes. We believe the increased volume is due primarily to the success of our various marketing programs, our continued commitment to customer service, as well as the addition of our new sites.

Gross profits increased by 19.2% to $22.6 million for the six months ended June 30, 2000, compared to $19.0 million for the prior year. On a "comparable unit" basis, fuel revenues increased 53.1% primarily due to a 39.1% increase in our average retail-selling price per fuel gallon compared to the prior year. The increase in fuel revenues was also due to a 10.1% increase in fuel volumes. Gross profits increased by 20.3% or $3.7 million for the six months ended June 30, 2000, compared to the prior year.

     Non-Fuel. Revenues increased 8.2% to $75.9 million in the first six months of 2000 from $70.1 million in the first six months of 1999. The increase in non-fuel revenues is primarily due to an 8.0% or $4.0 million increase in sales at our retail stores and lube facilities. Gross profits increased 6.7% to $41.1 million in the first six months of 2000 from $38.5 million in the first six months of 1999. In addition to the increase in sales, we believe the improved margins reflect the results of improved product procurement and our continued focus on margin management. On a "comparable unit" basis, non-fuel revenues increased 5.2% or $3.7 million compared to the prior year and gross profits increased 4.1% or $1.6 million compared to the prior year.

     Restaurant. Revenues increased 9.2% to $29.5 million in the first six months of 2000 compared to $27.0 million in the first six months of 1999. We believe revenues increased due to increased customer traffic and previous changes in the core menu and featured meal specials, resulting in the average ticket price increasing by 4.1%. Gross profits in the restaurants improved by 8.0% or $1.5 million. On a "comparable unit" basis, restaurant revenues increased 4.9% or $1.3 million compared to the prior year, while gross profits increased by 3.9% or $764,000.

     Costs and Expenses. Total costs and expenses increased 43.4% to $442.4 million in the first six months of 2000 compared to $308.5 million in the first six months of 1999. On a "comparable unit" basis, total costs and expenses increased 39.4% or $118.0 million compared to the prior year. Cost of sales increased 51.3% or $125.8 million from the prior year due mainly to significantly higher fuel costs in the current year. Operating expenses increased 12.1% or $5.8 million to $53.5 million for the first six months of 2000 from the prior year. The increase is primarily due to a $3.2 million increase in employee-related costs due mainly to the opening of three new truckstop locations, a $1.8 million increase in marketing expenses, and an increase in new site pre-opening expenses of $1.6 million, all of which were partially offset by a $509,000 decrease in system project costs. On a "comparable unit" basis, operating expenses increased 5.4% or $2.6 million to $49.9 million compared to the first six months of 1999. General and administrative expenses decreased 7.0% or $680,000 to $9.1 million compared to the prior year primarily due to the discontinuance of management fees formerly paid to certain Partners prior to the consummation of our Recapitalization in July 1999.

     Equity in Income (Loss) of Affiliate. We recognized an $89,000 loss related to our investment in the Wheeler Ridge facility in Southern California, as is typical in the early stages of operation of a new Stopping Center. This Stopping Center began operations in June 1999.

     Interest Expense, net. Interest expense, net, increased $4.0 million in the first six months of 2000 compared to the first six months in 1999 primarily due to the issuance of the 15% Notes in July 1999.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Overview. Our net revenues of $231.1 million increased 37.2% in the second quarter of 2000 from $168.4 million in the second quarter of 1999. On a "comparable unit" basis, revenues increased by 32.9% to $217.6 million from $163.6 million in the prior year quarter. The increases were primarily due to an increase in fuel revenues from the prior year quarter as a result of an increase in our average retail-selling price per fuel gallon, as well as an increase in the volume of fuel gallons sold from the prior year quarter. Operating expenses increased 13.1% to $27.6 million from $24.4 million in the prior year quarter due mainly to employee-related costs due in part to the opening of three new truckstop locations and new site pre-opening expenses. General and administrative expenses decreased 14.0% to $4.3 million from $4.9 million in the prior year quarter primarily due to the discontinuance of management fees formerly paid to certain Partners prior to the consummation of our Recapitalization in July 1999. A Petro Stopping Center is considered a "comparable unit" as to a particular period in the current year if it was open during the same period of the prior year.

     Fuel. Revenues increased 49.0% to $175.9 million in the second quarter of 2000 compared to $118.0 million in the second quarter of 1999. Fuel revenues increased primarily due to a 30.2% increase in our average retail-selling price per fuel gallon stemming from higher fuel costs compared to the prior year quarter. The increase in fuel revenues was also due to a 14.4% increase in fuel volumes. We believe the increased volume is due primarily to the success of our various marketing programs, our continued commitment to customer service, as well as the addition of our new sites. Gross profits increased by 22.0% to $11.9 million for the three months ended June 30, 2000, compared to $9.7 million for the prior year quarter. On a "comparable unit" basis, fuel revenues increased 45.3% primarily due to a 30.4% increase in our average retail-selling price per fuel gallon compared to the prior year quarter. The increase in fuel revenues was also due to an 11.4% increase in fuel volumes. Gross profits increased by 22.4% or $2.1 million for the three months ended June 30, 2000, compared to the prior year quarter.

     Non-Fuel. Revenues increased 9.5% to $40.0 million in the second quarter of 2000 from $36.6 million in the second quarter of 1999. The increase in non-fuel revenues is primarily due to a 9.4% or $2.5 million increase in sales at our retail stores and lube facilities. Gross profits increased 7.0% to $21.3 million in the three months ended June 30, 2000 from $20.0 million in the prior year quarter. In addition to the increase in sales, we believe the improved margins reflect the results of improved product procurement and our continued focus on margin management. On a "comparable unit" basis, non-fuel revenues increased 5.5% or $2.0 million compared to the prior year quarter and gross profits increased 3.4% or $672,000 compared to the prior year quarter.

     Restaurant. Revenues increased 10.0% to $15.2 million in the second quarter of 2000 compared to $13.9 million in the second quarter of 1999. We believe revenues increased due to increased customer traffic and previous changes in the core menu and featured meal specials, resulting in the average ticket price increasing by 4.7%. Gross profits in the restaurants improved by 8.6% or $855,000. On a "comparable unit" basis, restaurant revenues increased 4.3% or $598,000 compared to the prior year quarter, while gross profits increased by 3.2% or $316,000.

     Costs and Expenses. Total costs and expenses increased 39.1% to $223.4 million in the second quarter of 2000 compared to $160.6 million in the second quarter of 1999. On a "comparable unit" basis, total costs and expenses increased 33.8% or $52.7 million compared to the prior year quarter. Cost of sales increased 45.3% or $58.3 million from the prior year quarter due mainly to significantly higher fuel costs in the current year. Operating expenses increased 13.1% or $3.2 million to $27.6 million for the second quarter of 2000 compared to the prior year quarter. The increase is primarily due to a $1.8 million increase in employee-related costs due mainly to the opening of three new truckstop locations and a $1.4 million increase in new site pre-opening expenses. On a "comparable unit" basis, operating expenses increased 3.7% or $887,000 to $25.0 million compared to 1999. General and administrative expenses decreased 14.0% or $692,000 compared with the prior year quarter primarily due to the discontinuance of management fees formerly paid to certain Partners prior to the consummation of our Recapitalization in July 1999.

     Equity in Income (Loss) of Affiliate. We recognized $18,000 in income related to our investment in the Wheeler Ridge facility in Southern California which opened in June 1999.

     Interest Expense, net. Interest expense, net, increased 34.2% or $1.8 million in the second quarter of 2000 compared to the second quarter of 1999 primarily due to the issuance of the 15% Notes in July 1999.

Liquidity and Capital Resources

     Currently our principal sources of liquidity are:

     . Borrowings under our new senior credit facility, which currently consists of an $85.0 million revolving credit facility and a $40.0 million term loan, providing an aggregate borrowing up to $125.0 million;

     . Cash flows from operating activities, which were $19.7 million and $12.3 for the six months ended June 30, 1999 and June 30, 2000, respectively. The large decrease for the first six months of 2000 was primarily due to normal fluctuations in the timing of payments to Mobil Diesel Supply Corporation for fuel payments and variations in the timing related to trade accounts payables; and

     . Cash flows from financing activities, which were ($3.0) million and $6.0 million for the six months ended June 30, 1999 and June 30, 2000, respectively. The fluctuation was almost entirely due to our borrowings and repayments on our credit facilities. The increased borrowings were primarily related to construction of new sites as part of our network expansion.

     We had negative working capital of $8.7 million and $12.2 million at December 31, 1999 and June 30, 2000, respectively. Negative working capital is normal in the truckstop industry. Diesel fuel inventory turns every two to three days, while payment is generally required over a longer period of time. Approximately 74.0% of our sales are cash sales (or the equivalent in the case of credit card sales or sales paid for by check which are funded on a daily basis by third-party billing companies).

     Our current senior credit facility consists of an $85.0 million revolving credit facility and a $40.0 million term loan. At June 30, 2000, we had standby letters of credit issued for approximately $2.7 million resulting in total borrowing availability of approximately $82.3 million under our revolving credit facility. Additionally, as of June 30, 2000, there was approximately $7.7 million in borrowings outstanding on the revolving credit facility resulting in remaining borrowing availability of $74.6 million. Principal payments on the term loan are due quarterly, beginning September 30, 2000. The first sixteen quarterly payments due are $250,000 each.

     Accrual of dividends on mandatorily redeemable preferred partnership interests amounted to $1.4 million for the six months ended June 30, 2000. The dividends are only payable in cash if permitted by our then existing debt instruments. Our various credit agreements currently restrict payment of dividends on the mandatorily redeemable preferred partnership interests.

     Capital expenditures totaled $21.6 million for the six months ended June 30, 2000. Included in capital expenditures were funds spent on existing Petro Stopping Centers and construction of new facilities.

     We currently expect to invest approximately $27.0 million during the remainder of 2000 on capital expenditures. We believe approximately $20.0 million will be spent on new sites and $7.0 million will be spent on regular capital maintenance and volume building projects during the remainder of the year 2000. These capital outlays will be funded through borrowings under our senior credit facility and internally generated cash.

     We are partially self-insured, paying our own employment practices, workers' compensation, general liability, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per occurrence basis. During the six months ended June 30, 2000, we paid $3.0 million on claims related to these self-insurance programs. Provisions established under these self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the six months ended June 30, 2000, aggregated provisions amounted to $4.3 million. At June 30, 2000, the aggregated accrual amounted to approximately $5.6 million, which we believe is adequate to cover both reported and incurred but not reported claims.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 1999 Form 10-K.

     At June 30, 2000, we were party to an interest rate swap agreement with an aggregate principle amount of $20.0 million. Under the agreement, we pay a fixed rate of 6.395% in exchange for a floating rate based on LIBOR on the aggregate principal amount as determined in three-month intervals. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. The effect of the swap was to increase the rate we were required to pay by .25%, which resulted in additional interest expense of approximately $26,000.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     We are party to various ordinary litigation incidental to our business for which estimates of losses have been accrued, when appropriate. In our opinion, such proceedings will not have a material adverse effect on our financial position or results of operations.

Item 6.   Exhibits and Reports on Form 8-K

 (a) Exhibits

     Incorporated herein by reference is a list of Exhibits contained in the
     Exhibit Index on page 14 of this Quarterly Report.

 (b) Reports on Form 8-K

     The Registrant filed a report on Form 8-K on May 1, 2000 reporting on Changes in Registrant's Certifying Accountant.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PETRO STOPPING CENTERS HOLDINGS, L.P.
                                          (Registrant)


Date:  August 11, 2000               By:  /s/ David A. Appleby
                                       -----------------------------------------
                                       David A. Appleby
                                       Vice President of Finance and Treasurer
                                       (on behalf of Registrant and as
                                       Registrant's
                                       Principal Financial and Chief Accounting
                                       Officer)

                                 EXHIBIT INDEX


Exhibit No.    Exhibit Description
-----------    -------------------

3.1 (aa) Certificate of Limited Partnership of Petro Stopping Centers Holdings, L.P.

3.2 (aa) Limited Partnership Agreement of Petro Stopping Centers Holdings, L.P., dated July 23, 1999

10.29* Fuel Carrier Agreement, dated March 1, 2000 between Petro Stopping Centers, L.P. and C&R Distributing, Inc.

10.30* Petro Parts and Service Agreement, dated May 3, 2000 between Petro Stopping Centers, L.P. and Volvo Trucks North America, Inc.

27*            Financial Data Schedule


_________

(aa) Incorporated by reference. Filed with the Company's Registration Statement on Form S-4 (Registration No. 333-87371) filed on September 17, 1999.

*    Filed herewith.