Form 10-Q
period 2000-09-30
PETRO STOPPING CENTERS HOLDINGS LP
filed 2000-11-13
CIK 1094067

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


               For the quarterly period ended September 30, 2000



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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No__
      -

================================================================================

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                      December 31,         September 30,
                                                                                         1999                  2000
                                                                                    ---------------      ----------------
                                      Assets
Current assets:
    Cash and cash equivalents                                                           $ 14,741             $ 15,858
    Trade accounts receivable, net                                                         7,439                8,689
    Inventories, net                                                                      21,989               23,285
    Other current assets                                                                   3,120                3,754
    Due from affiliates                                                                    1,727                1,945
                                                                                     -----------          -----------
        Total current assets                                                              49,016               53,531


Property and equipment, net                                                              191,612              211,516
Deferred debt issuance costs, net                                                         13,815               13,399
Other assets                                                                              11,597               12,386
Goodwill, net                                                                             35,504               34,150
                                                                                     -----------          -----------

        Total assets                                                                   $ 301,544            $ 324,982
                                                                                     ===========          ===========
           Liabilities and Partners' Deficit

Current liabilities:
    Current portion of long-term debt                                                  $   1,001            $   1,392
    Trade accounts payable                                                                10,767                4,237
    Accrued expenses and other liabilities                                                20,426               21,966
    Due to affiliates                                                                     25,537               35,616
                                                                                     -----------          -----------
        Total current liabilities                                                         57,731               63,211

Long-term debt, excluding current portion                                                225,291              245,709
                                                                                     -----------          -----------
        Total liabilities                                                                283,022              308,920
                                                                                     -----------          -----------

Commitments and contingencies

Mandatorily redeemable preferred partnership interests                                    30,552               32,749

Contingently redeemable warrants                                                           9,700                9,700


Partners' deficit:
    General partners'                                                                     (1,077)              (1,242)
    Limited partners'                                                                    (20,097)             (24,616)
    Negative capital accounts of minority partners in consolidated
     subsidiaries                                                                           (556)                (529)
                                                                                     -----------          -----------
        Total partners' deficit                                                          (21,730)             (26,387)
                                                                                     -----------          -----------

        Total liabilities and partners' deficit                                        $ 301,544            $ 324,982
                                                                                     ===========          ===========

    See accompanying notes to unaudited consolidated financial statements.

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)


                                                                         Three Months Ended               Nine Months Ended
                                                                            September 30,                    September 30,
                                                                      1999               2000          1999               2000
                                                                --------------    -------------    -------------    -----------
Net revenues:
  Fuel (including motor fuel taxes)                              $     132,256    $   198,519      $     357,154   $    548,779
  Non-fuel                                                              51,492         58,266            148,607        163,636
                                                                --------------    -------------    -------------    -----------
      Total net revenues                                               183,748        256,785            505,761        712,415

Costs and expenses:
  Cost of sales -
     Fuel (including motor fuel taxes)                                 122,512         186,390           328,427        514,018
     Non-fuel                                                           20,617          24,710            59,817         68,025
  Operating expenses                                                    25,843          28,787            73,630         82,335
  General and administrative                                             4,663           4,669            14,423         13,749
  Depreciation and amortization                                          3,872           4,757            10,542         13,632
  Gain on disposition of fixed assets                                        -               -              (849)           (59)
                                                                --------------    -------------    -------------    -----------
    Total costs and expenses                                           177,507         249,313           485,990        691,700
                                                                --------------    ------------     -------------    -----------
    Operating income                                                     6,241           7,472            19,771         20,715

Recapitalization costs                                                    (827)              -            (1,450)             -
Equity in loss of affiliate                                               (221)            (22)             (451)          (111)
Interest income                                                            180              79               379            285
Interest expense, net                                                   (6,635)         (7,755)          (16,861)       (21,974)
                                                                --------------    ------------     -------------    -----------
Income (loss) before extraordinary item                                 (1,262)           (226)            1,388         (1,085)

Extraordinary item - write-off of debt restructuring
    costs associated with retired debt                                  (2,016)              _            (2,016)             -
                                                                --------------    ------------     -------------    -----------


Loss before minority interest                                           (3,278)           (226)             (628)        (1,085)

Minority interest in income of
    consolidated subsidiaries                                               41              14             1,453             37
                                                                --------------    ------------     -------------    -----------
Net loss                                                                (3,319)           (240)           (2,081)        (1,122)


Accrual of preferred return on mandatorily
    redeemable preferred partnership interest                             (585)           (751)           (1,068)        (2,197)
                                                                --------------    ------------     -------------    -----------
Net loss available to common partners                            $      (3,904)   $       (991)    $      (3,149)  $     (3,319)
                                                                ==============    ============     =============    ===========


See accompanying notes to unaudited consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
       UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                 For the Nine Months Ended September 30, 2000
                                (in thousands)

                                                                                     Negative Capital
                                                                                       Accounts of
                                                                                         Minority
                                                           General        Limited      Partners in           Total
                                                          Partners'      Partners'     Consolidated        Partners'
                                                           Deficit        Deficit      Subsidiaries         Deficit
                                                          ---------     ----------   ----------------     -----------
Balances, December 31, 1999                               $  (1,077)    $  (20,097)  $           (556)    $   (21,730)
 Accrual of preferred return on mandatorily
   redeemable preferred partnership interests                   (25)        (2,172)                 -          (2,197)
 Partners' minimum tax distribution                            (127)        (1,201)               (10)         (1,338)
 Net income (loss)                                              (13)        (1,146)                37          (1,122)
                                                          ---------     ----------   ----------------     -----------
Balances, September 30, 2000                              $  (1,242)    $  (24,616)  $           (529)    $   (26,387)
                                                          =========     ==========   ================     ===========

    See accompanying notes to unaudited consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                         1999            2000
                                                                       --------        --------
Cash flows from operating activities:
 Net loss                                                              $ (2,081)       $ (1,122)
 Adjustments to reconcile net loss to net cash provided by
     operating activities:
   Minority interest in earnings of consolidated subsidiaries             1,453              37
   Depreciation and amortization                                         10,542          13,632
   Extraordinary item - write-off of debt restructuring costs
     associated with retired debt                                         2,016               -
   Deferred debt issuance cost amortization                               1,247           1,124
   Accretion of original issue discount                                   1,491           6,531
   Bad debt expense                                                         185             229
   Equity in loss of affiliate                                              451             111
   Gain on disposition of assets                                           (849)            (59)
 Increase (decrease) from changes in:
   Trade accounts receivable                                             (6,407)         (1,479)
   Inventories                                                           (2,765)         (1,296)
   Other current assets                                                     512            (634)
   Due from affiliates                                                     (712)           (218)
   Due to affiliates                                                      7,545          10,079
   Trade accounts payable                                                 4,358          (6,530)
   Accrued expenses and other liabilities                                   224           1,488
                                                                       --------        --------
       Net cash provided by operating activities                         17,210          21,893
                                                                       --------        --------

 Cash flows from investing activities:
   Proceeds from disposition of assets                                    1,394             126
   Purchases of property and equipment                                  (22,123)        (32,224)
   Purchase of minority interests in consolidated subsidiary            (57,756)              -
   Increase in other assets, net                                         (3,292)           (910)
                                                                       --------        --------
       Net cash used in investing activities                            (81,777)        (33,008)
                                                                       --------        --------

 Cash flows from financing activities:
   Repayments of bank debt                                               (1,400)        (12,100)
   Proceeds from bank debt                                                1,400          27,000
   Repayments of long-term debt and capital lease                       (39,254)           (622)
   Proceeds from long-term debt issuance                                 70,300               -
   Purchase of warrants from Warrant Holdings                            (9,700)              -
   Proceeds from the sale of warrants                                     9,700               -
   Partners' minimum tax distributions                                   (2,100)         (1,338)
   Cash contributions - preferred                                         5,000               -
   Cash contributions - common                                           39,700               -
   Payment of debt issuance and consent costs                            (6,472)           (708)
                                                                       --------        --------
       Net cash provided by financing activities                         67,174          12,232
                                                                       --------        --------

 Net increase in cash and cash equivalents                                2,607           1,117
 Cash and cash equivalents, beginning of period                          13,183          14,741
                                                                       --------        --------
 Cash and cash equivalents, end of period                              $ 15,790        $ 15,858
                                                                       ========        ========

    See accompanying notes to unaudited consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (in thousands)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                            1999            2000
                                                                                          --------        --------
Supplemental cash flow information -
  Interest paid during the period, net of capitalized interest of $114 and $717
    in 1999 and 2000                                                                      $ 17,082        $ 17,585
Non-cash activities -
  Preferred return on mandatorily redeemable preferred partnership interest                  1,068           2,197
  Assignment of mandatorily redeemable preferred partnership interests
     and accrued but unpaid preferred returns                                               24,331               -
  Preferred return from minority partners of consolidated subsidiaries
    on mandatorily redeemable preferred partnership interests                                  617               -
  Issuance of accreted value of 15.0% New Senior Discount Notes due
      2008, without Warrants to Chartwell                                                   11,272               -
  Accrual of Fair Value of contingently redeemable warrants                                  9,700               -

    See accompanying notes to unaudited consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

         The accompanying unaudited consolidated financial statements, which include the accounts of Petro Stopping Centers Holdings, L.P. and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain-footnote disclosures have been omitted. Such information and disclosures are normally included in the financial statements prepared in accordance with generally accepted accounting principles.

         These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 1999 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1999 and September 30, 2000, the results of operations for the three and nine months ended September 30, 1999 and September 30, 2000, partners' deficit for the nine months ended September 30, 2000, and cash flows for the nine months ended September 30, 1999 and September 30, 2000. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full calendar year.

         The Company's fuel revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $50.4 million and $60.4 million for the three month periods ended September 30, 1999 and September 30, 2000, respectively, and $152.6 million and $176.7 million for the nine month periods ended September 30, 1999 and September 30, 2000, respectively.

(2)  Significant Accounting Policies

Reclassifications

         Certain prior period amounts have been reclassified to conform to current year presentation.

(3)  Segments

         The Company through its subsidiary Petro Stopping Centers, L.P. (the "Operating Partnership"), operates large, multi-service truck stops in the United States. The Operating Partnership's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, homestyle restaurants, truck preventive maintenance centers, and retail merchandise stores to the professional truck driver industry and other highway motorists. The Company has aggregated the Operating Partnership's company truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended September 30, 1999 and September 30, 2000, the revenues generated from the Operating Partnership's truck stop operations were $182.4 million and $255.3 million, respectively, and $502.1 million and $708.2 million for the nine months ended September 30, 1999 and September 30, 2000, respectively.

         As of September 30, 2000, the Company, through the Operating Partnership, is also a franchisor to 23 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of the Operating Partnership's tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of a franchisee's sales. Given the relative insignificance of initial franchise fees and other revenue types, the Company reports a total combined franchise revenue amount. Revenues generated from the Operating Partnership's franchise operations were $1.3 million and $1.5 million during the three months ended September 30, 1999 and September 30, 2000, respectively, and $3.7 million and $4.2 million for the nine months ended September 30, 1999 and September 30, 2000, respectively. These revenues are included in non-fuel revenues reported on the accompanying unaudited consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

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

         Certain sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties. All statements other than statements of historical facts included in this Form 10-Q may be considered forward-looking statements. The Company cautions that these statements are further qualified by important factors, some of which the Company has little or no control over, that could cause actual results to differ materially from those in the forward-looking statements. Such factors include without limitation, general economic change, legislative regulation, and market change.

         The forward-looking statements are included in the following sections of this Item, including, without limitation, "-Network Development," "-Results of Operations," and "-Liquidity and Capital Resources." The Company, in the preparation of its financial statements, also makes various estimates and assumptions that are forward-looking statements.

Overview

         We, through our subsidiary Petro Stopping Centers, L.P. (the
"Operating Partnership"), operate large, multi-service truck stops in the United States. The Operating Partnership's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores to the professional truck driver industry and other highway motorists. We have aggregated our Operating Partnership's company truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended September 30, 1999 and September 30, 2000, the revenues generated from our Operating Partnership's truck stop operations were $182.4 million and $255.3 million, respectively, and $502.1 million and $708.2 million for the nine months ended September 30, 1999 and September 30, 2000, respectively.

         As of September 30, 2000, we are, through our Operating Partnership, also a franchisor to 23 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of the Operating Partnership's tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of a franchisee's sales. Given the relative insignificance of initial franchise fees and other revenue types, we report a total combined franchise revenue amount. Revenues generated from our Operating Partnership's franchise operations were $1.3 million and $1.5 million during the three months ended September 30, 1999 and September 30, 2000, respectively, and $3.7 million and $4.2 million for the nine months ended September 30, 1999 and September 30, 2000, respectively. These revenues are included in non-fuel revenues reported on the accompanying unaudited consolidated statements of operations. We do not allocate any expenses or assets in measuring this segment's profit and loss, nor do we believe there are any significant commitments or obligations resulting from these franchise agreements.

         We derive our revenues from:

         .     the sale of diesel and gasoline fuels;

         . non-fuel items, including the sale of merchandise and offering of services including truck tire sales and preventative maintenance, showers, laundry, video games, franchise royalties, and other operations; and

         . restaurant operations which include the Iron Skillet(R)and fast-food operations.

         The following table sets forth our total consolidated revenues by major source:


                                                      SUMMARY OF SOURCES OF REVENUES
                              Three Months Ended September 30,                 Nine Months Ended September 30,
                         -------------------------------------------     -------------------------------------------
                                1999                    2000                    1999                    2000
                         -------------------     -------------------     --------------------    -------------------
                                                          (dollars in thousands)
Fuel                     $ 132,256     72.0%     $ 198,519     77.3%     $ 357,154      70.6%    $ 548,779     77.0%
Non-Fuel                    37,118     20.2%        42,191     16.4%       107,247      21.2%      118,087     16.6%
Restaurant                  14,374      7.8%        16,075      6.3%        41,360       8.2%       45,549      6.4%
                         ------------------      ------------------      -------------------     ------------------
Total Net Revenues       $ 183,748    100.0%     $ 256,785    100.0%     $ 505,761     100.0%    $ 712,415    100.0%
                         ==================      ==================      ===================     ==================

         Our fuel revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $50.4 million and $60.4 million for the three month periods ended September 30, 1999 and September 30, 2000, respectively, and $152.6 million and $176.7 million for the nine month periods ended September 30, 1999 and September 30, 2000, respectively.

         No provision for income taxes is reflected in the accompanying financial statements because we are organized as a partnership; taxable income and tax deductions are passed through to the individual partners.

Network Development

         The following table sets forth the development of our Operating Partnership's Stopping Center network since 1996:

                                                           As of September 30,
                                                           -------------------
                                               1996     1997     1998     1999     2000
                                               ----     ----     ----     ----     ----
               Company-operated                  26       28       28      29        33
               Franchised                        15       17       21      22        23
                                               ----     ----     ----     ----     ----

                  Total Stopping Centers         41       45       49      51        56
                                               ====     ====     ====     ====     ====

         The following table sets forth information on Stopping Centers opened from September 30, 1996 through September 30, 2000, all but two of which are full-sized facilities.

                  Location                                 Date Opened
                  --------                                 -----------

             Company-operated:
               North Baltimore, Ohio                       August 1997
               North Little Rock, Arkansas                 September 1997
               Wheeler Ridge, California                   June 1999
               Jackson, Mississippi                        November 1999
               Mebane, North Carolina                      April 2000
               Glendale, Kentucky                          June 2000
               Carlisle, Pennsylvania                      September 2000

             Franchised:
               York, Nebraska                              December 1996
               Dupont, Pennsylvania                        May 1997
               Claysville, Pennsylvania                    November 1997
               Breezewood, Pennsylvania                    February 1998
               Milton, Pennsylvania                        March 1998
               Monee, Illinois                             April 1998
               Lowell, Indiana                             April 1999
               Racine, Wisconsin                           December 1999

         In September 2000, we purchased land in Hermiston, Oregon for the construction of a new Petro Stopping Center. At September 30, 2000, we had a new Petro Stopping Center under construction in North Las Vegas, Nevada, which is scheduled to open in January 2001. Also, in September 2000, we commenced operation of the truck diesel fuel island portion of an existing truckstop in Carlisle, Pennsylvania and acquired this facility in October 2000. The Carlisle facility will undergo remodeling and we will construct a new main building scheduled for completion in October 2001. At the time of the Carlisle, Pennsylvania acquisition, we entered into an agreement with the seller of that facility for a new Petro franchise location in Frystown, Pennsylvania. We also entered into a lease of an existing truckstop in Los Banos, California in October 2000, which will be opened as a Petro:2 Center.

         Pursuant to a notice previously received from the Twin Falls franchisee, the Twin Falls, Idaho franchise will cease operations as a Petro Stopping Center in December 2000. In August 2000, we decided not to exercise our right to retain the Twin Falls site in our network. We do not believe that the loss of the Twin Falls, Idaho franchise will have a material adverse effect on our results of operations or network offerings to our customers.

         In addition to our currently operational 23 franchise locations, in December 1998, we had signed an agreement for a new franchise location in Frederick, Maryland, which was terminated by us in September 2000.

Results of Operations

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Overview. Our net revenues of $712.4 million increased 40.9% in the first nine months of 2000 from $505.8 million in the first nine months of 1999. On a "comparable unit" basis, revenues increased by 35.7% to $666.2 million from $490.9 million in the prior year. The increases were primarily due to an increase in fuel revenues from the prior year as a result of an increase in our average retail-selling price per fuel gallon, as well as an increase in the volume of fuel gallons sold from the prior year. Operating expenses increased 11.8% to $82.3 million from $73.6 million in the prior year due mainly to employee-related costs due in part to the opening of four new truckstop locations, marketing expenses, and new site pre-opening expenses. General and administrative expenses decreased 4.7% to $13.7 million from $14.4 million in the prior year primarily due to the discontinuance of management fees formerly paid to certain partners prior to the consummation of our Recapitalization in July 1999. A Petro Stopping Center is considered a "comparable unit" as to a particular period in the current year if it was open during the same period of the prior year.

         Fuel. Revenues increased 53.7% to $548.8 million in the first nine months of 2000 compared to $357.2 million in the first nine months of 1999. Fuel revenues increased primarily due to a 34.0% increase in our average retail-selling price per fuel gallon stemming from higher fuel costs compared to the prior year. The increase in fuel revenues was also due to a 14.7% increase in fuel volumes. We believe the increased volume is due primarily to the success of our various marketing programs, our continued commitment to customer service, as well as the addition of our new sites. Gross profits increased by 21.0% to $34.8 million for the nine months ended September 30, 2000, compared to $28.7 million for the prior year. On a "comparable unit" basis, fuel revenues increased 48.8% primarily due to a 35.1% increase in our average retail-selling price per fuel gallon compared to the prior year. The increase in fuel revenues was also due to a 10.2% increase in fuel volumes. Gross profits increased by 20.8% or $5.7 million for the nine months ended September 30, 2000, compared to the prior year.

         Non-Fuel. Revenues increased 10.1% to $118.1 million in the first nine months of 2000 from $107.2 million in the first nine months of 1999. The increase in non-fuel revenues is primarily due to an 11.0% or $8.6 million increase in sales at our retail stores and lube facilities due in part to the addition of our new sites. Gross profits increased 6.8% to $63.1 million in the first nine months of 2000 from $59.1 million in the first nine months of 1999. In addition to the increase in sales, we believe the improved margins reflect the results of improved product procurement and our continued focus on margin management. On a "comparable unit" basis, non-fuel revenues increased 5.7% or $6.1 million compared to the prior year and gross profits increased 2.9% or $1.7 million compared to the prior year.

         Restaurant. Revenues increased 10.1% to $45.5 million in the first nine months of 2000 compared to $41.4 million in the first nine months of 1999. We believe revenues increased due to the addition of our new sites, increased customer traffic, and previous changes in the core menu and featured meal specials, resulting in an average ticket price increase of 4.7%. Gross profits in the restaurants improved by 9.4% or $2.8 million. On a "comparable unit" basis, restaurant revenues increased 4.4% or $1.8 million compared to the prior year, while gross profits increased by 4.0% or $1.2 million.

         Costs and Expenses. Total costs and expenses increased 42.3% to $691.7 million in the first nine months of 2000 compared to $486.0 million in the first nine months of 1999. On a "comparable unit" basis, total costs and expenses increased 36.5% or $172.0 million compared to the prior year. Cost of sales increased 49.9% or $193.8 million from the prior year due mainly to significantly higher fuel costs in the current year. Operating expenses increased 11.8% or $8.7 million to $82.3 million for the first nine months of 2000 compared to the prior year. The increase is primarily due to a $5.2 million increase in employee-related costs due in part to the opening of four new truckstop locations, a $2.0 million increase in marketing expenses, and an increase in new site pre-opening expenses of $1.0 million, all of which were partially offset by a $916,000 decrease in system project costs. On a "comparable unit" basis, operating expenses increased 4.5% or $3.3 million to $76.2 million compared to the first nine months of 1999. The increase is primarily due to a $1.3 million increase in employee-related costs and a $1.6 million increase in marketing expenses, both of which were partially offset by a $916,000 decrease in system project costs. General and administrative expenses decreased 4.7% or $674,000 to $13.7 million compared to the prior year primarily due to the discontinuance of management fees formerly paid to certain partners prior to the consummation of our Recapitalization in July 1999.

         Equity in Loss of Affiliate. We recognized a $111,000 loss related to our investment in the Wheeler Ridge facility in Southern California, as is typical in the early stages of operation of a new Stopping Center. This Stopping Center began operations in June 1999.

         Interest Expense, net. Interest expense, net, increased $5.1 million or 30.3% in the first nine months of 2000 compared to the first nine months in 1999 primarily due to the issuance of the 15% Notes in July 1999.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Overview. Our net revenues of $256.8 million increased 39.7% in the third quarter of 2000 from $183.7 million in the third quarter of 1999. On a "comparable unit" basis, revenues increased by 31.2% to $234.0 million from $178.4 million in the prior year quarter. The increases were primarily due to an increase in fuel revenues from the prior year quarter as a result of an increase in our average retail-selling price per fuel gallon, as well as an increase in the volume of fuel gallons sold from the prior year quarter. Operating expenses increased 11.4% to $28.8 million from $25.8 million in the prior year quarter due mainly to employee-related costs due in part to the opening of four new truckstop locations. General and administrative expenses in the third quarter of 2000 approximated the prior year quarter. A Petro Stopping Center is considered a "comparable unit" as to a particular period in the current year if it was open during the same period of the prior year.

         Fuel. Revenues increased 50.1% to $198.5 million in the third quarter of 2000 compared to $132.3 million in the third quarter of 1999. Fuel revenues increased primarily due to a 26.5% increase in our average retail-selling price per fuel gallon stemming from higher fuel costs compared to the prior year quarter. The increase in fuel revenues was also due to an 18.7% increase in fuel volumes. We believe the increased volume is due primarily to the success of our various marketing programs, our continued commitment to customer service, as well as the addition of our new sites. Gross profits increased by 24.5% to $12.1 million for the three months ended September 30, 2000, compared to $9.7 million for the prior year quarter. On a "comparable unit" basis, fuel revenues increased 41.5% primarily due to a 28.2% increase in our average retail-selling price per fuel gallon compared to the prior year quarter. The increase in fuel revenues was also due to a 10.3% increase in fuel volumes. Gross profits increased by 21.8% or $2.0 million for the three months ended September 30, 2000, compared to the prior year quarter.

         Non-Fuel. Revenues increased 13.7% to $42.2 million in the third quarter of 2000 from $37.1 million in the third quarter of 1999. The increase in non-fuel revenues is primarily due to a 16.9% or $4.5 million increase in sales at our retail stores and lube facilities due in part to the addition of our new sites. Gross profits increased 6.9% to $22.0 million in the three months ended September 30, 2000 from $20.6 million in the prior year quarter. In addition to the increase in sales, we believe the improved margins reflect the results of improved product procurement and our continued focus on margin management. On a "comparable unit" basis, non-fuel revenues increased 6.5% or $2.4 million compared to the prior year quarter and gross profits increased 0.8% or $156,000 compared to the prior year quarter.

         Restaurant. Revenues increased 11.8% to $16.1 million in the third quarter of 2000 compared to $14.4 million in the third quarter of 1999. We believe revenues increased due to the addition of our new sites, increased customer traffic, and previous changes in the core menu and featured meal specials, resulting in an average ticket price increase of 5.9%. Gross profits in the restaurants improved by 12.2% or $1.3 million. On a "comparable unit" basis, restaurant revenues increased 3.4% or $496,000 compared to the prior year quarter, while gross profits increased by 4.0% or $415,000.

         Costs and Expenses. Total costs and expenses increased 40.5% to $249.3 million in the third quarter of 2000 compared to $177.5 million in the third quarter of 1999. On a "comparable unit" basis, total costs and expenses increased 31.4% or $54.1 million compared to the prior year quarter. Cost of sales increased 47.5% or $68.0 million from the prior year quarter due mainly to significantly higher fuel costs in the current year. Operating expenses increased 11.4% or $2.9 million to $28.8 million for the third quarter of 2000 compared to the prior year quarter. The increase is primarily due to a $2.0 million increase in employee-related costs due in part to the opening of four new truckstop locations. On a "comparable unit" basis, operating expenses in the third quarter of 2000 increased 2.8% or $721,000 to $26.3 million compared to the third quarter of 1999. General and administrative expenses for the third quarter of 2000 approximated the prior year quarter.

         Equity in Loss of Affiliate. We recognized a $22,000 loss related to our investment in the Wheeler Ridge facility in Southern California, as is typical in the early stages of operation of a new Stopping Center. This Stopping Center began operations in June 1999.

         Interest Expense, net. Interest expense, net, increased 16.9% or $1.1 million in the third quarter of 2000 compared to the third quarter of 1999 primarily due to the issuance of the 15% Notes in July 1999. Additionally, interest expense increased $367,000 resulting from increased borrowings in the third quarter of 2000 compared to the prior year quarter.

Liquidity and Capital Resources

         Currently our principal sources of liquidity are:

         . Borrowings under our senior credit facility, which consists of an $85.0 million revolving credit facility and a $40.0 million term loan, providing an aggregate borrowing up to $125.0 million; and

         . Cash flows from operating activities, which were $17.2 million and $21.9 million for the nine months ended September 30, 1999 and September 30, 2000, respectively. The increase for the first nine months of 2000 as compared to the same period in 1999, was primarily due to the timing of receipts related to trade accounts receivable and to normal fluctuations in the timing of payments to Mobil Diesel Supply Corporation for fuel purchases offset by variations in the timing related to trade account payables.

         We had negative working capital of $8.7 million and $9.7 million at December 31, 1999 and September 30, 2000, respectively. Negative working capital is normal in the truckstop industry. Diesel fuel inventory turns every two to three days, while payment is generally required over a longer period of time. Approximately 74.0% of our sales are cash sales (or the equivalent in the case of credit card sales or sales paid for by check which are funded on a daily basis by third-party billing companies).

         Our senior credit facility consists of an $85.0 million revolving credit facility and a $40.0 million term loan. At September 30, 2000, we had standby letters of credit issued for approximately $2.6 million and approximately $14.9 million in borrowings outstanding on the revolving credit facility resulting in remaining borrowing availability of $67.5 million. Principal payments on the term loan are due quarterly, beginning September 30, 2000. The first sixteen quarterly payments due are $250,000 each.

         Accrual of dividends on mandatorily redeemable preferred partnership interests amounted to $2.2 million for the nine months ended September 30, 2000. The dividends are only payable in cash if permitted by our then existing debt instruments. Our various credit agreements currently restrict payment of dividends on the mandatorily redeemable preferred partnership interests.

         Capital expenditures totaled $32.2 million for the nine months ended September 30, 2000. Included in capital expenditures were funds spent on existing Petro Stopping Centers of approximately $6.4 million and acquisition and construction of new facilities of approximately $25.8 million.

         We currently expect to invest approximately $17.4 million during the remainder of 2000 on capital expenditures. Of this amount, we believe approximately $13.5 million will be spent on new sites and $3.9 million will be spent on regular capital maintenance and volume building projects. These capital outlays will be funded through borrowings under our senior credit facility and internally generated cash.

         We are partially self-insured, paying our own employment practices, workers' compensation, general liability, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per occurrence basis. During the nine months ended September 30, 2000, we paid $6.4 million on claims related to these self-insurance programs. Provisions established under these self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the nine months ended September 30, 2000, aggregated provisions amounted to $6.8 million. At September 30, 2000, the aggregated accrual amounted to approximately $4.7 million, which we believe is adequate to cover both reported and incurred but not reported claims.

         We believe that internally generated funds, together with amounts available under the senior credit facility, will be sufficient to satisfy our cash requirements for operations through the year 2000 and the foreseeable future thereafter. We also expect that current and future expansion and acquisitions will be financed from funds generated from operations, the senior credit facility, and to the extent necessary, additional financing.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 1999 Form 10-K.

         At September 30, 2000, we were party to an interest rate swap agreement with an aggregate principal amount of $19.9 million. Under the agreement, we pay a fixed rate of 6.395% in exchange for a floating rate based on LIBOR on the aggregate principal amount as determined in three-month intervals. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. The effect of the swap was to increase the rate we were required to pay by .04%, which resulted in additional interest expense of approximately $6,000.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         We are party to various ordinary litigation incidental to our business for which estimates of losses have been accrued, when appropriate. In our opinion, such proceedings will not have a material adverse effect on our financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Incorporated herein by reference is a list of Exhibits contained in the
         Exhibit Index on page 16 of this Quarterly Report.

    (b)  Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PETRO STOPPING CENTERS HOLDINGS, L.P.
                                                (Registrant)


Date:  November 13, 2000           By:  /s/ David A. Appleby
                                      -----------------------------------------
                                            David A. Appleby
                                            Vice President of Finance and
                                            Treasurer (on behalf of Registrant
                                            and as Registrant's Principal
                                            Financial and Chief Accounting
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