Form 10-Q
period 2001-09-30
PETRO STOPPING CENTERS HOLDINGS LP
filed 2001-11-14
CIK 1094067

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

               For the quarterly period ended September 30, 2001


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

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements



                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                 December 31,       September 30,
                                                                     2000               2001
                                                                 ------------       -------------
                              Assets
Current assets:
    Cash and cash equivalents                                        $ 10,326            $ 16,952
    Trade accounts receivable, net                                      6,835               4,511
    Inventories, net                                                   23,022              23,195
    Other current assets                                                2,070               1,776
    Due from affiliates                                                 3,316               2,880
                                                                 ------------       -------------
        Total current assets                                           45,569              49,314

Property and equipment, net                                           225,132             230,446
Deferred debt issuance costs, net                                      13,038              12,050
Other assets                                                           14,055              11,821
Goodwill, net                                                          33,696              32,335
                                                                 ------------       -------------
        Total assets                                                 $331,490            $335,966
                                                                 ============       =============


                Liabilities and Partners' Deficit

Current liabilities:
    Current portion of long-term debt                                $  1,264            $ 11,540
    Trade accounts payable                                              5,685               6,294
    Accrued expenses and other liabilities                             21,838              24,314
    Due to affiliates                                                  29,902              27,208
                                                                 ------------       -------------
        Total current liabilities                                      58,689              69,356

Long-term debt, excluding current portion                             261,108             264,210
                                                                 ------------       -------------
        Total liabilities                                             319,797             333,566
                                                                 ------------       -------------

Commitments and contingencies

Mandatorily redeemable preferred partnership interests                 33,513              35,953

Contingently redeemable warrants                                        9,700               4,400

Partners' deficit:
    General partners'                                                  (1,195)             (1,267)
    Limited partners'                                                 (29,790)            (36,153)
    Negative capital accounts of minority partners in
     consolidated subsidiaries                                           (535)               (533)
                                                                 ------------       -------------
        Total partners' deficit                                       (31,520)            (37,953)
                                                                 ------------       -------------

        Total liabilities and partners' deficit                      $331,490            $335,966
                                                                 ============       =============


      See accompanying notes to unaudited consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)



                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                           ----------------------           -----------------------
                                                             2000          2001               2000           2001
                                                           --------      --------           --------       --------
Net revenues:
  Fuel (including motor fuel taxes)                        $198,519      $172,312           $548,779       $538,550
  Non-fuel                                                   58,266        65,059            163,636        175,052
                                                           --------      --------           --------       --------
      Total net revenues                                    256,785       237,371            712,415        713,602

Costs and expenses:
  Cost of sales
     Fuel (including motor fuel taxes)                      186,390       160,462            514,018        505,172
     Non-fuel                                                24,710        25,439             68,025         71,619
  Operating expenses                                         28,787        31,784             82,335         90,520
  General and administrative                                  4,669         4,976             13,749         14,625
  Depreciation and amortization                               4,757         4,999             13,632         14,898
  Gain on disposition of fixed assets                             -           (59)               (59)           (59)
                                                           --------      --------           --------       --------
    Total costs and expenses                                249,313       227,601            691,700        696,775
                                                           --------      --------           --------       --------

    Operating income                                          7,472         9,770             20,715         16,827

Equity in income (loss) of affiliate                            (22)          111               (111)            68
Interest income                                                  79            35                285            167
Interest expense, net                                        (7,755)       (8,797)           (21,974)       (26,351)
                                                           --------      --------           --------       --------

Income (loss) before minority interest                         (226)        1,119             (1,085)        (9,289)

Minority interest in income (loss)
  of consolidated subsidiaries                                   14            23                 37              2
                                                           --------      --------           --------       --------
    Net income (loss)                                          (240)        1,096             (1,122)        (9,291)

Accrual of preferred return on mandatorily
  redeemable preferred partnership interests                   (751)         (836)            (2,197)        (2,440)
                                                           --------      --------           --------       --------
Net income (loss) available to common partners             $   (991)     $    260           $ (3,319)      $(11,731)
                                                           ========      ========           ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
       UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                 For the Nine Months Ended September 30, 2001
                                (in thousands)


                                                                   Negative Capital
                                                                      Accounts of
                                                                       Minority
                                          General       Limited       Partners in       Total
                                         Partners'     Partners'     Consolidated     Partners'
                                          Deficit       Deficit      Subsidiaries      Deficit
                                         ---------     ---------     ------------     ---------
Balances, December 31, 2000                $(1,195)     $(29,790)           $(535)     $(31,520)
 Accrual of preferred return on
  mandatorily redeemable preferred
  partnership interests                        (27)       (2,413)               -       (2,440)
 Partners' minimum tax distributions             -            (2)               -           (2)
 Net loss                                     (104)       (9,189)               2       (9,291)
 Valuation adjustment of contingently
  redeemable warrants                           59         5,241                -        5,300
                                         ---------     ---------     ------------    ---------
Balances, September 30, 2001               $(1,267)     $(36,153)           $(533)    $(37,953)
                                         =========     =========     ============    =========

    See accompanying notes to unaudited consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                      2000             2001
                                                                                    --------         --------
Cash flows from operating activities:
  Net loss                                                                          $ (1,122)        $ (9,291)
  Adjustments to reconcile net loss to net cash provided by
       operating activities:
    Minority interest in income of consolidated subsidiaries                              37                2
    Depreciation and amortization                                                     13,632           14,898
    Deferred debt issuance cost amortization and accretion of original
       issue discount                                                                  7,655            9,863
    Bad debt expense                                                                     229              210
    Equity in (income) loss of affiliate                                                 111              (68)
    Gain on disposition of fixed assets                                                  (59)             (59)
  Increase (decrease) from changes in:
    Trade accounts receivable                                                         (1,479)           2,114
    Inventories                                                                       (1,296)            (173)
    Other current assets                                                                (634)             294
    Due from affiliates                                                                 (218)             436
    Due to affiliates                                                                 10,079           (2,694)
    Trade accounts payable                                                            (6,530)             609
    Accrued expenses and other liabilities                                             1,488            2,476
                                                                                    --------         --------
        Net cash provided by operating activities                                     21,893           18,617
                                                                                    --------         --------
Cash flows from investing activities:
  Proceeds from disposition of fixed assets                                              126              109
  Purchases of property and equipment                                                (32,224)         (16,738)
  Increase (decrease) in other assets, net                                              (910)             137
                                                                                    --------         --------
        Net cash used in investing activities                                        (33,008)         (16,492)
                                                                                    --------         --------
Cash flows from financing activities:
  Repayments of bank debt                                                          (12,100)         (18,500)
  Proceeds from bank debt                                                           27,000           25,100
  Repayments of long-term debt and capital lease                                      (622)          (1,013)
  Partners' minimum tax distributions                                               (1,338)              (2)
  Payment of debt issuance and modification costs                                     (708)          (1,084)
                                                                                    --------         --------
        Net cash provided by financing activities                                     12,232            4,501
                                                                                    --------         --------

Net increase in cash and cash equivalents                                              1,117            6,626
Cash and cash equivalents, beginning of period                                        14,741           10,326
                                                                                    --------         --------
Cash and cash equivalents, end of period                                            $ 15,858         $ 16,952
                                                                                    ========         ========
Supplemental cash flow information--
  Interest paid during the period, net of capitalized interest
    of $717 and $87 in 2000 and 2001                                                $ 17,585         $ 19,924
Non-cash activities--
  Preferred return on mandatorily redeemable prefered partnership interests            2,197            2,440
  Valuation adjustment of contingently redeemable warrants                                 -            5,300

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

     These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K"). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2000 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2000 and September 30, 2001, the results of operations for the three and nine months ended September 30, 2000 and September 30, 2001, changes in partners' deficit for the nine months ended September 30, 2001, and cash flows for the nine months ended September 30, 2000 and September 30, 2001. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full calendar year.

     The Company's fuel revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $60.4 million and $56.1 million for the three month periods ended September 30, 2000 and September 30, 2001, respectively, and $176.7 million and $170.2 million for the nine month periods ended September 30, 2000 and September 30, 2001, respectively.

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

     Historically, the Company has not entered into significant long-term contracts with fuel suppliers other than the two ten-year supply agreements with Mobil Oil Corporation ("Mobil") entered in July 1999 and has engaged in only limited hedging activities. See Note (8) in the Company's 2000 Form 10-K. Both supply agreements with Mobil qualify as normal purchasing derivative instruments. As of and for the quarter ended September 30, 2001, the Company was not a party to any futures or options contracts.

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivatives to manage well-defined interest rate risks. At September 30, 2001, the Company was party to an interest rate swap agreement which is a cash flow hedge and qualifies for the shortcut method under SFAS No. 133. At September 30, 2001, the swap agreement had a notional amount of $19.4 million. Under this agreement, the Company pays a fixed rate of 6.395% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The transaction effectively changes a portion of the Company's interest rate exposure from a floating rate to a fixed rate basis. For the nine months ended September 30, 2001, the effect of the swap was to increase the rate the Company was required to pay by 1.33%, which resulted in an increase in interest expense of approximately $197,200 for the nine months ended September 30, 2001. The swap agreement expires on December 31, 2001 and had an insignificant fair value as of September 30, 2001.

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

                                  (continued)

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contingently Redeemable Warrants

     As previously disclosed in Note (2) to the Notes to Consolidated Financial Statements in the 2000 Form 10-K, at each balance sheet date the Company determines whether a change in value of the contingently redeemable warrants ("Warrants") has occurred. As of September 30, 2001, the estimated value of the Warrants is $4.4 million. Since the Company does not have publicly traded equity securities, the value of the Warrants is based primarily on a multiple of its latest four quarters of EBITDA, less indebtedness and the mandatorily redeemable preferred partnership interests, plus cash. The change in valuation from December 31, 2000 reflects the slow down in the economy and the trucking industry and its impact on the Company as well as higher debt levels due to the Company's significant investment in network expansion which was funded primarily through draws on the senior credit facility.

     The Indenture dated July 23, 1999 ("Indenture") provides that upon an "exchange event," such as a change in control, public offering, or bankruptcy filing, the Warrants will be exchanged, for no additional consideration, for 100% of the common stock of Petro Warrant Holdings Corporation, whose sole asset currently is approximately 10.0% of the common limited partnership interests in the Company. Prior to August 1, 2002, the Company has the right to repurchase the Warrants at a price set forth in the Indenture which prices currently exceed the fair market value determined by the Company. If the Warrants have not been exchanged by August 1, 2004, the Company will be obligated to repurchase the Warrants at fair market value.

(3)  Environmental Matters

     As previously discussed in Note (14) to the Notes to the Consolidated Financial Statements in the 2000 Form 10-K, the Company was a party to a proceeding with the United States Environmental Protection Agency ("EPA") regarding the waste oil storage and recycling plant in Patterson, Stanislaus County, California (the "Patterson Site"). The Company and approximately 20 of the other companies identified by the EPA have worked together to develop and carry out a plan of action for completion of the removal activities required by the EPA pursuant to the Order (the "Patterson Response Group"). The Patterson Response Group has completed all of the work mandated by the EPA at the Patterson Site and has received a final settlement and release from the EPA.

(4)  Segments

     The Company has two reportable operating segments, company-operated truck stops and franchise truck stop operations.

     The Company through its subsidiary Petro Stopping Centers, L.P. (the "Operating Partnership"), operates 35 multi-service truck stops in the United States. The Operating Partnership's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. The Company has aggregated the Operating Partnership's company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended September 30, 2000 and September 30, 2001, the revenues generated from the Operating Partnership's company-operated truck stops were $255.3 million and $231.2 million, respectively, and $708.2 million and $704.6 million for the nine months ended September 30, 2000 and September 30, 2001, respectively.

     As of September 30, 2001, the Company, through the Operating Partnership, is franchisor to 19 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of the Operating Partnership's tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. During the three months ended September 30, 2000 and September 30, 2001, the revenues generated from the Operating Partnership's franchise truck stop operations $1.5 million and $6.2 million, respectively, and $4.2 million and $9.0 million for the nine months ended September 30, 2000 and September 30, 2001, respectively. The increase in franchise revenue for the three and nine months ended September 30, 2001 is due to a $5.0 million payment for the early termination of four franchise agreements. These revenues, which include initial franchise fees and other revenue types, are combined in net revenues reported on the accompanying unaudited consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

                                  (continued)

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(5)  Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). Any goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature.
Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. Adoption of SFAS No. 142 is effective January 1, 2002. Management has not yet assessed the impact of adopting SFAS No. 142 on the Company's financial statements.

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

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of that Statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has not yet assessed the impact, if any, of adopting SFAS No. 144 on the Company's financial statements.

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

     We, through our subsidiary Petro Stopping Centers, L.P. (the "Operating Partnership"), operate 35 multi-service truck stops in the United States. The Operating Partnership's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. We have aggregated our Operating Partnership's company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended September 30, 2000 and September 30, 2001, the revenues generated from our Operating Partnership's company-operated truck stops were $255.3 million and $231.2 million, respectively, and $708.2 million and $704.6 million for the nine months ended September 30, 2000 and September 30, 2001, respectively.

     As of September 30, 2001, we are, through our Operating Partnership, a franchisor to 19 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our Operating Partnership's tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. During the three months ended September 30, 2000 and September 30, 2001, the revenues generated from our Operating Partnership's franchise truck stop operations were $1.5 million and $6.2 million, respectively, and $4.2 million and $9.0 million for the nine months ended September 30, 2000 and September 30, 2001, respectively. The increase in franchise revenue for the three and nine months ended September 30, 2001 is due to a $5.0 million payment for the early termination of four franchise agreements. These revenues, which include initial franchise fees and other revenue types, are combined in net revenues reported on the accompanying unaudited consolidated statements of operations. We do not allocate any expenses or assets in measuring this segment's profit and loss, nor do we believe there are any significant commitments or obligations resulting from these franchise agreements.

     The following table sets forth our total consolidated revenues by major source:

                        SUMMARY OF SOURCES OF REVENUES

                                    Three Months Ended September 30,           Nine Months Ended September 30,
                                   ----------------------------------        ----------------------------------
                                         2000              2001                   2000               2001
                                   ---------------    ---------------        ---------------    ---------------
                                                              (dollars in thousands)
Fuel                               $198,519   77.3%   $172,312   72.6%       $548,779   77.0%   $538,550   75.5%
Non-Fuel (excluding restaurants)     42,191   16.4%     48,734   20.5%        118,087   16.6%    128,488   18.0%
Restaurant                           16,075    6.3%     16,325    6.9%         45,549    6.4%     46,564    6.5%
                                   ---------------    ---------------        ---------------    ---------------
Total Net Revenue                  $256,785  100.0%   $237,371  100.0%       $712,415  100.0%   $713,602  100.0%
                                   ===============    ===============        ===============    ===============

     Our fuel revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $60.4 million and $56.1 million for the three month periods ended September 30, 2000 and September 30, 2001, respectively, and $176.7 million and $170.2 million for the nine month periods ended September 30, 2000 and September 30, 2001, respectively.

     No provision for income taxes is reflected in the accompanying financial statements because we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

Network Development

     The following table sets forth the development of our Operating Partnership's Petro Stopping Centers network since 1997:

                                             As of September 30,
                                   ----------------------------------------
                                   1997     1998     1999     2000     2001
                                   ----     ----     ----     ----     ----
   Company-operated                  28       28       29       33       35
   Franchise operation               17       21       22       23       19
                                   ----     ----     ----     ----     ----
    Total Petro Stopping Centers     45       49       51       56       54
                                   ====     ====     ====     ====     ====

     The following table sets forth information on Petro Stopping Centers opened from September 30, 1997 through September 30, 2001, all but three of which are full-sized facilities.

               Location                           Date Opened
               --------                           -----------

     Company-operated:
          Wheeler Ridge, California               June 1999
          Jackson, Mississippi                    November 1999
          Mebane, North Carolina                  April 2000
          Glendale, Kentucky                      June 2000
          Carlisle, Pennsylvania                  September 2000
          Los Banos, California                   November 2000
          North Las Vegas, Nevada                 January 2001

     Franchise operation:
          Claysville, Pennsylvania                November 1997
          Breezewood, Pennsylvania                February 1998
          Milton, Pennsylvania                    March 1998
          Monee, Illinois                         April 1998
          Racine, Wisconsin                       December 1999
          Oak Grove, Missouri                     April 2001



     In August 2001 we signed an agreement for a future franchise location in Frystown, Pennsylvania. In October 2001 we signed an agreement for a new franchise truck stop located in Glade Spring, Virginia which commenced operation during that month.

     As previously reported, the franchise operations located in Lake Station and Lowell, Indiana, Benton Harbor, Michigan, and Fort Chiswell, Virginia were sold and ceased operations as Petro Stopping Centers in August 2001. We received $5.0 million in compensation for the early termination of these franchise agreements which has been recorded as a component of non-fuel revenues. Management does not expect any material adverse affect on our financial position or results of operations due to the loss of these franchise locations from our network.

Liquidity and Capital Resources

     At September 30, 2001 our principal sources of liquidity were:

     . $18.8 million of available borrowing capacity under the $60.0 million revolving credit portion of our amended senior credit facility; and

     . Cash flows from operations, which provided $21.9 million and $18.6 million for the nine months ended September 30, 2000 and September 30, 2001, respectively. The decrease for the first nine months of 2001 was primarily due to lower operating income and fluctuations in the timing of payments to Mobil Diesel Supply Corporation for fuel payments offset by the timing of receipts related to trade receivables and variations in the timing related to trade account payables and other current liabilities.

     Our amended senior credit facility consists of a $60.0 million revolving credit facility and a $40.0 million original principal term loan. At September 30, 2001, we had outstanding under our revolving credit facility approximately $3.8 million in standby letters of credit and approximately $34.8 million in additional borrowings outstanding. Principal payments on the term loan are due quarterly, beginning September 30, 2000. The first sixteen quarterly payments due are $250,000 each.

     Under our amended senior credit facility, any principal amount outstanding at July 23, 2002 will automatically convert to a term loan A. Following this conversion, $25.0 million will continue to be available on a revolving basis until maturity at July 23, 2004. The outstanding balance under term loan A will be amortized in eight equal quarterly installments following the conversion. As of September 30, 2001, we estimate these quarterly installments will approximate $4.4 million each.

     We had negative working capital of $13.1 million and $20.0 million at December 31, 2000 and September 30, 2001, respectively. Negative working capital is normal in the truck stop industry. Diesel fuel inventory turns every two to three days, but payment for fuel purchases can generally be made over a longer period of time. Approximately 82.4% of our sales are cash sales (or the equivalent in the case of credit card sales or sales paid for by check which are funded on a daily basis by third-party billing companies).

     Capital expenditures totaled $16.7 million for the nine months ended September 30, 2001, of which approximately $4.3 million was spent on existing Petro Stopping Centers and approximately $12.4 million was spent on the construction of new facilities opened since January 1, 2000.

     We currently expect to invest approximately $4.6 million during the remainder of 2001 on capital expenditures. Of this amount, we believe approximately $1.3 million will be spent on new sites and $3.3 million will be spent on regular capital maintenance and volume building projects. These capital outlays will be funded through borrowings under our amended senior credit facility and internally generated cash.

     We are partially self-insured, paying our own employment practices, workers' compensation, general liability, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per occurrence basis. During the nine months ended September 30, 2001, we paid $8.2 million on claims related to these self-insurance programs. Provisions established under these self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the nine months ended September 30, 2001, aggregated provisions amounted to approximately $10.5 million. At September 30, 2001, the aggregated accrual amounted to approximately $6.9 million, which we believe is adequate to cover both reported and incurred but not reported claims.

     As previously disclosed in Note (2) to the Notes to Consolidated Financial Statements in the 2000 Form 10-K, at each balance sheet date we determine whether a change in value of the contingently redeemable warrants ("Warrants") has occurred. As of September 30, 2001, the estimated value of our Warrants was $4.4 million. Since we do not have publicly traded equity securities, the value of the Warrants is based primarily on a multiple of our latest four quarters of EBITDA, less indebtedness and the mandatorily redeemable preferred partnership interests, plus cash. The change in valuation from December 31, 2000 reflects the slow down in the economy and the trucking industry and its impact on us as well as higher debt levels due to our significant investment in network expansion which were funded primarily through draws on our senior credit facility.

     The Indenture dated July 23, 1999 ("Indenture") provides that upon an "exchange event," such as a change in control, public offering, or bankruptcy filing, the Warrants will be exchanged, for no additional consideration, for 100% of the common stock of Petro Warrant Holdings Corporation, whose sole asset currently is approximately 10.0% of the common limited partnership interests in us. Prior to August 1, 2002, we have the right to repurchase the Warrants at a price set forth in the Indenture which prices currently exceed the fair market value determined by us. If the Warrants have not been exchanged by August 1, 2004, we will be obligated to repurchase the Warrants at fair market value.

     As previously discussed in Note (14) to the Notes to Consolidated Financial Statements in the 2000 Form 10-K, we were a party to a proceeding with the United States Environmental Protection Agency ("EPA") regarding the waste oil storage and recycling plant in Patterson, Stanislaus County, California (the "Patterson Site"). We and approximately

20 of the other companies identified by the EPA have worked together to develop and carry out a plan of action for completion of the removal activities required by the EPA pursuant to the Order (the "Patterson Response Group"). The Patterson Response Group has completed all of the work mandated by the EPA at the Patterson Site and has received a final settlement and release from the EPA.

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

Results of Operations

Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2000

     Overview. During the first nine months of 2001, we were impacted by a slowing economy, high fuel prices, reduced freight shipments, and decreased customer traffic. Although our net revenues increased, the increase was primarily due to a $5.0 million payment for the early termination of the four franchise agreements previously disclosed and an increase in sales at our retail stores and lube facilities due to the addition of our new Company-operated sites. Our net revenues of $713.6 million increased 0.2% in the first nine months of 2001 from $712.4 million in the first nine months of 2000. On a comparable unit basis, net revenues decreased by 8.6% to $623.6 million from $682.5 million in the prior year, due to a decrease in both our average retail-selling price and the volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit in the current year if it was open during the same number of periods of the prior year. Operating expenses increased 9.9% to $90.5 million from $82.3 million in the prior year due mainly to employee-related costs, utility expenses, and property tax expenses relating in part to the addition of our five new truck stop locations opened since January 1, 2000. General and administrative expenses increased 6.4% to $14.6 million compared to $13.7 million in the prior year primarily due to legal and other expenses associated with the early termination of the four franchise agreements, expenses associated with the amendment of our senior credit facility, and higher employee-related costs which includes a $435,000 severance pay out related to personnel changes.

     Fuel. Revenues decreased 1.9% to $538.6 million in the first nine months of 2001 compared to $548.8 million in the first nine months of 2000, primarily due to a 1.0% decrease in our average retail-selling price and a 0.9% or 3.6 million gallon decrease in fuel volumes. Gross profits decreased by 4.0% to $33.4 million in the first nine months of 2001 compared to $34.8 million in the prior year due to lower fuel volumes. On a comparable unit basis, fuel revenues decreased 10.6% due to a 0.7% decrease in our average retail-selling price and a 10.0% decrease in fuel volumes compared to the prior year. Gross profits decreased by 12.0% or $4.1 million in the first nine months of 2001 compared to the prior year. We believe the decrease in volume is primarily due to a weaker demand for diesel fuel and a decrease in related customer traffic at our sites as a result of several factors, including high fuel prices and a slowdown in freight.

     Non-Fuel (excluding restaurant). Revenues increased 8.8% to $128.5 million in the first nine months of 2001 from $118.1 million in the first nine months of 2000. Gross profits increased 11.4% to $70.3 million in the first nine months of 2001 from $63.1 million in the first nine months of 2000. The increases in non-fuel revenues and gross profits are primarily due to a $5.0 million payment for the early termination of the four franchise agreements and a 4.9% or $4.4 million increase in sales at our retail stores and lube facilities due to the addition of our new Company-operated sites. On a comparable unit basis, non-fuel revenues decreased 0.4% or $492,000 compared to the prior year while gross profits increased 2.6% or $1.6 million compared to the prior year. We believe the decrease in revenues is primarily due to a decrease in customer traffic associated with a weaker demand for diesel fuel attributable to high fuel prices and a slowdown in freight. The increase in gross profits is primarily due to the $5.0 million payment for the early termination of the four franchise agreements, offset by a $2.1 million decrease in gross profits at our retail stores and lube facilities.

     Restaurant. Revenues increased 2.2% to $46.6 million in the first nine months of 2001 compared to $45.5 million in the first nine months of 2000, primarily due to the addition of our new Company-operated sites. Gross profits in the restaurants improved by 2.0% or $649,000. On a comparable unit basis, restaurant revenues decreased 6.5% or $2.9 million compared to the prior year, while gross profits decreased by 6.6% or $2.1 million. We believe these decreases are primarily due to a decrease in customer traffic associated with a weaker demand for diesel fuel attributable to high fuel prices and a slowdown in freight.

     Costs and Expenses. Total costs and expenses increased 0.7% to $696.8 million in the first nine months of 2001 compared to $691.7 million in the first nine months of 2000. Cost of sales decreased $5.3 million or 0.9% from the prior year primarily due to the decrease in fuel volumes. Operating expenses increased 9.9% or $8.2 million to $90.5 million in the first nine months of 2001 compared to the prior year. The increase is primarily due to a $4.6 million increase in employee-related costs, a $1.5 million increase in utility expense, and a $991,000 increase in property tax expenses relating in part to the addition of our five new truck stop locations. On a comparable unit basis, total costs and expenses decreased 8.2% or $53.9 million compared to the prior year. On a comparable unit basis, cost of sales decreased $54.4 million or 9.8% from the prior year due to a decrease in fuel volumes. On a comparable unit basis, operating expenses were consistent with the prior year, despite the fact that property tax expenses, insurance expense, and utility expenses increased by $815,000, $672,000, and $520,000, respectively. General and administrative expenses increased 6.4% to $14.6 million compared to $13.7 million in the prior year primarily due to an increase of $270,000 in employee-related costs which includes a $435,000 severance pay out related to personnel changes, $329,000 of legal and other expenses associated with the early termination of the four franchise agreements, and $163,000 of expenses associated with the amendment of our senior credit facility.

     Equity in Income (Loss) of Affiliate. We recognized $68,000 of income in the first nine months of 2001 related to our investment in the Wheeler Ridge facility in Southern California compared to a $111,000 loss in the prior year. This Petro Stopping Center began operations in June 1999.

     Interest Expense, net. Interest expense, net, increased 19.9% or $4.4 million to $26.4 million in the first nine months of 2001 compared to the first nine months of 2000. The increase in interest expense, net, is primarily due to increased borrowings in the first nine months of 2001 compared to the prior year, increased accretion on the 15% Notes issued in July 1999, a decrease in capitalized interest due to less new site construction in the current year, in addition to the write-off of $629,000 of unamortized deferred debt issuance costs associated with the amendment of our senior credit facility.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Overview. During the three months ended September 30, 2001, we were impacted by a continued slow economy, reduced freight shipments, and decreased customer traffic. Our net revenues decreased due to a decrease in fuel revenues as a result of a decrease in both our average retail-selling price and volume of fuel gallons sold, offset by the $5.0 million payment for the early termination of the four franchise agreements previously disclosed. Our net revenues of $237.4 million decreased 7.6% in the third quarter of 2001 from $256.8 million in the third quarter of 2000. On a comparable unit basis, net revenues decreased by 14.6% to $205.2 million from $240.2 million in the prior year quarter, primarily due to a decrease in our average retail-selling price and volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit in the current year if it was open during the same number of periods of the prior year. Operating expenses increased 10.4% to $31.8 million from $28.8 million in the prior year quarter due mainly to employee-related costs and property tax expenses. General and administrative expenses increased 6.6% to $5.0 million compared to $4.7 million in the prior year quarter primarily due to legal and other expenses associated with the early termination of the four franchise agreements.

     Fuel. Revenues decreased 13.2% to $172.3 million in the third quarter of 2001 compared to $198.5 million in the third quarter of 2000, primarily due to a 7.6% decrease in our average retail-selling price and a 6.0% or 8.3 million gallon decrease in fuel volumes. Gross profits decreased by 2.3% to $11.9 million in the third quarter of 2001 compared to $12.1 million in the prior year quarter due to a decrease in fuel volumes. On a comparable unit basis, fuel revenues decreased 19.9% due to an 8.0% decrease in our average retail-selling price and a 13.0% decrease in fuel volumes compared to the prior year quarter. Gross profits decreased by 11.0% or $1.3 million in the third quarter of 2001 compared to the prior year quarter. We believe the decrease in volume is primarily due to a weaker demand for diesel fuel and a decrease in related customer traffic at our sites as a result of several factors, including the continued slowdown in freight.

     Non-Fuel (excluding restaurant). Revenues increased 15.5% to $48.7 million in the third quarter of 2001 from $42.2 million in the third quarter of 2000. The increase in non-fuel revenues is primarily due to a $5.0 million payment for the early termination of the four franchise agreements and a 3.4% or $1.1 million increase in sales at our retail stores and lube facilities due to the addition of our new Company-operated sites. Gross profits increased 27.2% to $28.0 million in the third quarter of 2001 from $22.0 million in the third quarter of 2000. The increase in gross profits is primarily due to the $5.0 million payment for the early termination of the four franchise agreements. On a comparable unit basis, non-fuel revenues increased 7.0% or $2.8 million compared to the prior year quarter and gross profits increased 19.0% or $4.0 million compared to the prior year quarter. These increases are primarily due to the $5.0 million payment for the early termination of the four franchise agreements, offset by a $745,000 decrease in gross profits at our retail stores and lube facilities.

     Restaurant. Revenues increased 1.6% to $16.3 million in the third quarter of 2001 compared to $16.1 million in the third quarter of 2000, primarily due to the addition of our new Company-operated sites. Gross profits in the restaurants improved by 0.6% or $67,000. On a comparable unit basis, restaurant revenues decreased 6.6% or $1.0 million compared to the prior year quarter, while gross profits decreased by 7.4% or $810,000. We believe these decreases are primarily due to a decrease in customer traffic associated with a weaker demand for diesel fuel attributable to the continued slowdown in freight.

     Costs and Expenses. Total costs and expenses decreased 8.7% to $227.6 million in the third quarter of 2001 compared to $249.3 million in the third quarter of 2000. Cost of sales decreased $25.2 million or 11.9% from the prior year quarter primarily due to the decrease in fuel volumes. Operating expenses increased 10.4% to $31.8 million in the third quarter of 2001 compared to $28.8 million in the prior year quarter. The increase is primarily due to a $1.7 million increase in employee-related costs and an $855,000 increase in property tax expenses. On a comparable unit basis, total costs and expenses decreased 15.7% or $36.6 million compared to the prior year quarter. On a comparable unit basis, in the third quarter of 2001, cost of sales decreased $36.9 million or 18.8% from the prior year quarter due to a decrease in fuel volumes. On a comparable unit basis, operating expenses slightly increased 1.5% or $394,000 to $27.5 million compared to the prior year quarter, despite the fact that property tax and insurance expenses increased $805,000 and $329,000, respectively. General and administrative expenses increased 6.6% to $5.0 million compared to $4.7 million in the prior year quarter primarily due to $290,000 of legal and other expenses associated with the early termination of the four franchise agreements.

     Equity in Income (Loss) of Affiliate. We recognized $111,000 of income related to our investment in the Wheeler Ridge facility in Southern California compared to a $22,000 loss in the third quarter of 2000. This Petro Stopping Center began operations in June 1999.

     Interest Expense, net. Interest expense, net, increased 13.4% or $1.0 million to $8.8 million in the third quarter of 2001 compared to the third quarter of 2000. The increase in interest expense, net, is primarily due to increased borrowings in the current year, increased accretion on the 15% Notes issued in July 1999, and a decrease in capitalized interest due to less new site construction in the current year.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 2000 Form 10-K.

     At September 30, 2001, we were party to an interest rate swap agreement.
At September 30, 2001, the swap agreement had a notional amount of $19.4 million. Under the agreement, we pay a fixed rate of 6.395% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. For the nine months ended September 30, 2001, the effect of the swap was to increase the rate we were required to pay by 1.33%, which resulted in an increase in interest expense of approximately $197,200 for the nine months ended September 30, 2001.

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

     (b)  Reports on Form 8-K

     The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PETRO STOPPING CENTERS HOLDINGS, L.P.
                                            (Registrant)


Date:  November 13, 2001      By:  /s/ J.A. Cardwell, Sr.
                                  -----------------------
                                   J.A. Cardwell, Sr.
                                   President and Director
                                   (on behalf of Registrant and as Registrant's
                                   Principal Executive Officer)

                                 EXHIBIT INDEX


Exhibit No. Exhibit Description
----------- -------------------

3.1 (aa) Certificate of Limited Partnership of Petro Stopping Centers Holdings, L.P.

3.2 (aa) Limited Partnership Agreement of Petro Stopping Centers Holdings, L.P., dated July 23, 1999.
---------

(aa) Incorporated by reference. Filed with the Company's Registration Statement on Forms S-4 (Registration No. 333-87371) filed on September 17, 1999.