Form 10-K405
period 2001-12-31
PETRO STOPPING CENTERS HOLDINGS LP
filed 2002-04-01
CIK 1094067

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

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

                           --------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

                           --------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No[ ]

          State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant.
                                 Not Applicable

================================================================================

                                     PART I

Item 1. Business

General

     We are a nationwide operator of large, multi-service truck stops with a network of 55 facilities known as Petro Stopping Centers(R) ("Petro Stopping Centers"), located in 30 states. Our business was founded by J.A. Cardwell Sr., who opened our first truck stop in El Paso, Texas in 1975. We have built our reputation by providing the "quality difference," which we believe to be a high level of customer service and quality products delivered in a consistently clean and friendly environment. Each Petro Stopping Center offers a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants ("Iron Skillet(R)"), truck preventive maintenance centers ("Petro:Lube(R)"), and travel and convenience stores to professional truck drivers, other highway motorists, and local residents. Of the 55 Petro Stopping Centers, 20 are operated by franchisees who are required to meet our high standards of quality and service. Our primary customers are commercial trucking fleets and professional truck drivers that comprise the long-haul sector of the trucking industry. We sell diesel fuel to approximately 9,000 trucking accounts.

     Our facilities are designed to offer a number of benefits to truck fleet operators and drivers. These benefits generally include well-lit and fenced parking lots to enhance security for drivers, trucks, and freight; spacious parking areas and traffic flow patterns designed to reduce accidents; and fewer stops and out-of-route miles through the use of our one-stop, multi-service facilities.

Company Formation

     On July 23, 1999, Petro Stopping Centers, L.P. ("the Operating Partnership"), certain of its partners and an affiliate of Volvo Trucks North America, Inc. ("Volvo") consummated a transaction pursuant to which Petro Stopping Centers Holdings, L.P. ("Holdings") was formed as a Delaware limited partnership, and substantially all of the owners in the Operating Partnership at that time (other than Petro Holdings G.P. Corp. and Petro Holdings L.P. Corp., each of which were affiliates of Chartwell Investments, Inc. (collectively, "Chartwell") and Kirschner Investments ("Kirschner"), a company franchisee), including Petro, Inc. (together with J.A. Cardwell Sr., James A. Cardwell Jr., and JAJCO II, Inc. ("JAJCO"), collectively, the "Cardwell Group"), exchanged their interests in the Operating Partnership for identical interests in Holdings and became owners in Holdings. Petro Holdings Financial Corporation was formed for the purpose of serving as co-issuer of our 15.0% senior discount notes due 2008 (as defined below). Petro Holdings Financial Corporation, the Operating Partnership and its subsidiary, Petro Financial Corporation, became our subsidiaries. Petro Warrant Holdings Corporation ("Warrant Holdings") was formed for the purpose of owning a common limited partnership interest in Holdings and issuing the warrants (see below) that are exchangeable into all of the common stock of Warrant Holdings. In addition, Volvo Petro Holdings L.L.C. ("Volvo Trucks"), an affiliate of Volvo, invested $30.0 million to acquire a 28.7% limited common partnership interest in Holdings while Mobil Long Haul, Inc. ("Mobil Long Haul"), an affiliate of Mobil Oil Corporation (predecessor in interest to Exxon Mobil Corporation) ("ExxonMobil"), invested an additional $5.0 million in Class B convertible preferred partnership interests in us. We purchased 50.8% of common interest in the Operating Partnership owned by affiliates of Chartwell for aggregate consideration of approximately $69.8 million, which consisted of a $55.0 million cash payment and the issuance to Chartwell of approximately $14.8 million in accreted value ($11.2 million net of an imputed market rate of interest discount) of our 15.0% senior discount notes due 2008 (as defined below), without warrants. We also purchased the 2.0% of common interests in the Operating Partnership owned by Kirschner for cash consideration of $2.8 million. The foregoing is referred to as the "Recapitalization".

     As part of the Recapitalization, we issued 82,707 units, each consisting of $1,000 principal amount at stated maturity of our 15.0% senior discount notes due 2008 (the "15% Notes") and one warrant (collectively, all such warrants are defined herein as the "Warrants"). The Warrants are exchangeable into all of the common stock of Warrant Holdings. As consideration for the 15% Notes and the Warrants, we received cash proceeds of $40.0 million, of which $30.3 million was allocated to the 15% Notes and $9.7 million was allocated to the Warrants. We acquired the Warrants from Warrant Holdings for $9.7 million. Warrant Holdings, in turn, invested the $9.7 million to acquire a 10.0% common limited partnership interest in us.

     As a result of the Recapitalization, we own approximately 99.5% of the common partnership interests in the Operating Partnership, and the minority interest of 0.5% is owned by affiliates of the Cardwell Group. Our common limited partnership interests are owned by:

Cardwell Group:
     General partnership interest .............................   1.1%
     Limited partnership interest .............................  50.5%
Volvo Trucks ..................................................  28.7%
Mobil Long Haul ...............................................   9.7%
Petro Warrant Holdings Corporation ............................  10.0%

     The mandatorily redeemable preferred partnership interests of Holdings are owned by Mobil Long Haul and the Cardwell Group.

     We conduct substantially all of our operations through the Operating Partnership, which holds our operating assets. We currently have no operations of our own and, therefore are, dependent upon the earnings and cash flows of the Operating Partnership to satisfy our obligations under the 15% Notes and Warrants.

Petro Stopping Centers

     We operate large, multi-service truck stops in the United States. Our facilities, which are known as Petro Stopping Centers, generally are built on fifteen to thirty acres situated at a convenient location with easy interstate highway access. They can accommodate 200 to 300 trucks and 100 to 175 cars or recreational vehicles in spacious, well-lit, and fenced parking lots, which are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks and freight. Within the Petro Stopping Center network, we offer standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. These include separate gas and diesel fueling islands, our home-style Iron Skillet(R) restaurants, truck preventative maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers' needs during long periods away from home. Additionally, we provide amenities such as telephone, fax, photocopying, computer, other communication services, and postal services. Petro Stopping Centers also offer certified truck weighing scales, truck washes, laundry facilities, private showers, game, television and movie rooms, barbershops, and at some sites, medical services.

     In addition to our 35 company-operated locations, as of December 31, 2001, we were a franchisor to 20 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees.

     Of our 35 company-operated Petro Stopping Centers, 31 are full-size locations and four are Petro:2(R) Stopping Centers which provide the same basic fuel and non-fuel services as full-size Petro Stopping Centers, but on a smaller scale and with fewer amenities. All of the company-operated Petro Stopping Centers are owned or leased by us except for the Wheeler Ridge, California facility which is jointly-owned with Tejon Development Corporation. Of our 20 franchised facilities, seventeen are full-service locations and three are Petro:2(R) Stopping Centers.

Fuel

     Each Petro Stopping Center has a diesel fuel island, which is a self-service facility for professional drivers and typically consists of eight to sixteen fueling lanes. The fuel dispensers are computer driven, high speed units. Each fueling lane permits simultaneous fueling of each of a truck's two tanks. Pursuant to our strategic alliance with ExxonMobil, see Item 13, "Certain Relationships and Related Transactions," we sell Mobil branded diesel fuel at all but two of the company-operated diesel fuel islands. All Mobil branded diesel fuel islands and dispensers we operate carry signage with both the "Petro" and "Mobil" brand names.

     In addition to the diesel fuel island for professional drivers, gasoline and automobile diesel fuel are sold from a separate auto fuel island at 33 of our 35 company-operated locations. The auto fuel islands are accessed by separate "auto-only" entrances, which help to separate auto and truck traffic at the facility. The typical auto fuel island is equipped with four to six fuel dispensers for convenient and efficient fueling.

Non-fuel (excluding restaurant)

     In 1983 we opened our first Petro:Lube(R) facility to provide "while-you-wait" preventive maintenance service for trucks. Since that time, Petro:Lubes(R) have been introduced at all but one of our company-operated Petro Stopping Centers. In addition to Petro Stopping Center locations, we opened a stand-alone Petro:Lube(R) in 1996. Petro:Lube(R) facilities offer oil, filter, and lubrication services, new, used, and retread tires, as well as tire and other minor repairs. We believe we were the first truck stop chain to offer these types of services to truckers on an express basis.

     Each Petro:Lube(R) sells a number of what we believe to be high-quality brands such as: Mobil Delvac, Shell, and Chevron heavy duty motor oils and Kelly, Bridgestone, Michelin, Yokohama, and Firestone tires. Petro:Lubes(R) primarily feature Mobil's Delvac brand lubricants as part of our marketing strategy with ExxonMobil. See Item 13, "Certain Relationships and Related Transactions". Each Petro:Lube(R) honors manufacturers' warranties as well as our warranties for work performed at any Petro:Lube(R) throughout the country. Petro:Lube(R) services are primarily utilized by owner/operators and small fleets.

     To attract the business of drivers seeking a quick refueling stop, each diesel fuel island includes a "mini-mart" offering an array of deli take-out food, snack foods, beverages, toiletries, and a basic selection of trucker accessories and supplies. In addition, other services (including certified scales, check cashing, permit services, faxing, and copying) are available at the fuel islands. These facilities enable the driver seeking a quick refueling stop to purchase consumables and services while refueling.

     Each full size Petro Stopping Center also includes a "Travel Store," located in the main facility away from the fueling islands. Travel Stores feature merchandise specifically selected to cater to a professional truck driver's shopping needs during the long periods typically spent away from home. Merchandise categories include food items, clothing, electronics such as televisions, mobile satellite dishes, VCRs, and CB radios as well as toiletries, gifts, and truck accessories such as cables, fuses, reflectors, and antennae. A Travel Store typically carries approximately 7,500 SKUs and averages 1,900 square feet of selling space.

     To meet the personal and business needs of commercial drivers and other motorists, we provide numerous additional services at the main facility of our Petro Stopping Centers. At the typical Petro Stopping Center, customers have access to telephone, internet, money wire services, fax, and other communication services, overnight express drop boxes, and ATMs. In addition, customers may receive their paychecks and cash advances. At most locations, professional drivers have convenient on-site access to a certified truck weighing scale and a truck wash operated by third parties which lease part of a Petro Stopping Center to provide these services. For a driver's comfort and relaxation, Petro Stopping Centers provide laundry facilities, game rooms, television viewing rooms and, at some Petro Stopping Centers, movie rooms. We also lease retail space at our Petro Stopping Centers to independent merchants.

     Each full-size Petro Stopping Center features twelve to eighteen private shower facilities. The showers are fully tiled for easy maintenance and are professionally cleaned after each use. Each shower room is equipped with a lock to provide privacy and security.

     Since June 1993 the Petro Stopping Centers located in Hammond and Shreveport, Louisiana have featured video poker operations. We were required to and did phase out video poker operations at the

Hammond facility at the end of June 1999. In order to satisfy state law requirements, we leased the Shreveport fuel island operation to Petro Truckstops, Inc., an affiliate of ours, in February 2000 which operates the video poker offering.

Restaurant

     Each full-size Petro Stopping Center includes our trademarked Iron Skillet(R) restaurant. This home-style, sit down restaurant typically seats approximately 180 customers, and features counter and wait service, a soup and salad bar and three "All-You-Can-Eat" buffets per day. The Iron Skillet(R) prides itself on "home cooked" items prepared fresh at each location. Recipes developed at our test kitchen in El Paso are accessible from each location by computer. Iron Skillet(R) restaurants are open 24 hours per day, 365 days per year and have "drivers only" sections, which are preferred by drivers who like to socialize and exchange information with other drivers at our restaurants. Public telephones are generally available throughout the dining area for customer convenience.

     We have introduced nationally branded fast food concepts at fourteen of our company-operated locations. We currently operate, under franchise agreements, two Wendy's, one Taco Time, two Blimpie Subs & Salads, three Baskin-Robbins, four Tastee Freeze, five Noble Romans, and eight Pizza Hut Express units. In addition, as of December 31, 2001 we had introduced our own branded deli program known as "The Filling Station" in fifteen company-operated Petro Stopping Centers.

Competition

     The U.S. truck stop industry is large, highly competitive, and somewhat fragmented. We experience competition primarily on two fronts: limited service "pumper" truck stops, which focus on providing fuel, typically at discounted prices, while offering only limited additional products and services; and multi-service travel centers, which offer professional drivers and the public a wider range of products and services.

     We believe that our principal competitors are increasingly the larger nationwide chains, some of which have substantially greater financial and marketing resources than we do. We believe there are approximately 4,500 multi-service and pumper truck stops located in the U.S. Approximately 36% of the multi-service truck stops are operated by six national chains, of which we are one.

     While we price our diesel fuel competitively, we believe our competitive advantage is largely attributable to our reputation for providing the "quality difference", a high level of customer service, and quality products delivered in a consistently clean and friendly environment. Increased competition and consolidation among trucking companies in recent years has increased truck fleet owners' focus on reducing their operating costs. This trend has put increased pressure on diesel fuel margins for all industry participants. In addition, from time to time, we may face intense price competition in certain geographic markets. Because industry studies indicate that approximately two out of every three stops made by a truck driver are for reasons other than the purchase of fuel, we believe that our larger sites and our broad offering of non-fuel products, services and amenities will continue to attract professional truck driver business and should continue to provide us a competitive advantage in spite of fuel pricing competition.

Fuel and Lubricant Suppliers

     In July 1999, we entered into two ten-year supply agreements with ExxonMobil. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Petro Stopping Centers' diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline is available for sale, and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments at the prices set forth in the agreement.

     Under a Consent Decree issued by the Federal Trade Commission in connection with the merger of Mobil Oil Corporation and Exxon Corporation, ExxonMobil is unable to sell direct branded fuel products in certain markets. There are two Petro Stopping Centers in these markets. We do not believe that the loss of the Mobil diesel brand in these markets has had a material adverse effect on either our volumes or results of operations. See Item 13, "Certain Relationships and Related Transactions".

     We purchase diesel fuel and gasoline for each of our company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a one to three day inventory of fuel. During 2001, we purchased 94.2% of our diesel fuel and gasoline through ExxonMobil or Mobil Diesel Supply Corporation ("MDS"), a wholly owned subsidiary of ExxonMobil, approximately 78.3% of which was third-party fuel purchased through this arrangement, which includes fuel purchases lifted at a third-party terminal but sold by Exxon Mobil under an exchange or purchase arrangement. The approximate aggregate amount purchased under the ExxonMobil Supply Agreements for the year ended December 31, 2001 totaled $696.9 million.

Trademarks and Service Marks

     We are the owner in the United States of various registered trademarks and service marks, including Petro Stopping Centers(R), Petro:Lube(R), Iron Skillet(R), and Petro:2(R). We grant franchisees the non-exclusive right to use these proprietary marks at franchised locations. We regard our trademarks and service marks as valuable assets and believe that they have significant value in the marketing of our products and services. We also have several applications to register trademarks and service marks currently pending in the United States Patent and Trademark Office.

Governmental Regulation

Environmental Regulation

     Our operations and properties are subject to extensive federal and state legislation, regulations, and requirements relating to environmental matters. We use underground and above ground storage tanks (each a "UST") to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. We are also subject to regulation in certain locations relating to vapor recovery and discharges into water. As a result of work done in 1999 to upgrade our USTs as required by state and federal law, we anticipate some site remediation will be required in Corning, California. We have incurred approximately $61,000 in remediation costs as of December 31, 2001 related to Corning, California. We do not believe any additional required remediation will have a material adverse effect on our consolidated financial condition or results of operations. We believe that all of our USTs are currently in compliance in all material respects with applicable environmental legislation, regulations, and requirements.

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

     We were a party to a proceeding with the United States Environmental Protection Agency ("EPA") regarding a waste oil storage and recycling plant located in Patterson, Stanislaus County, California (the "Patterson Site"). In the ordinary course of our operations, waste oil products are generated which are required to be transported to off-site facilities for treatment and disposal. Between June 1991 and February 1995 we arranged for the transportation of waste oil products from our Corning location to the Patterson Site. Sometime in 1997 the owners of the Patterson Site abandoned operation of the site, the condition of the site began to deteriorate, and in October 1997 the EPA responded to a request for assistance from the California Department of Toxic Substances Control. Notwithstanding that our activities with regard to the use of the Patterson Site were lawfully conducted and have not been challenged by the EPA, by EPA Order issued on August 12, 1998 ("Order"), we and numerous other companies were identified by the EPA as "generators, transporters or arrangers for disposal of hazardous substances" as those terms are defined under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C., Sections 9601 to 9675, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and thus were named in the Order as potentially responsible parties, strictly liable under CERCLA for removal activities associated with the Patterson Site. We and approximately 20 of the other companies identified by the EPA have worked together to develop and carry out a plan of action for completion of the removal activities required by the EPA pursuant to the Order (the "Patterson Response Group"). The Patterson Response Group has completed all of the work mandated by the EPA at the Patterson Site and has received a final settlement and release from the EPA. See
Note 14 to notes to consolidated financial statements included herein.

     Where required or believed by us to be warranted, we take action at our locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. In light of our business and the quantity of petroleum products that we handle, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 1999, 2000, and 2001, our total expenditures for environmental matters were $156,000, $143,000, and $128,000, respectively. See Note 2 to notes to consolidated financial statements included herein for a discussion of our accounting policies relating to environmental matters.

Other Regulations

     We also operate under local licensing ordinances. The issuance of permits for service station and lubrication operations is generally a matter of discretion and dependent on the underlying requirement that the granting of the permit be consistent with the health, safety, and welfare of the community.

     Our restaurant operations are conducted under federal, state, and local regulations concerning health standards, sanitation, fire, and general safety, noncompliance with which could result in temporary or permanent curtailment or termination of a restaurant's operations. In addition, difficulties in obtaining the required licensing or approvals could result in delays or cancellations in the openings of new restaurant facilities.

     State and local authorities oversee our video poker offerings. We were required to and did phase out video poker operations at the Hammond, Louisiana facility at the end of June 1999. In order to satisfy state law requirements, we leased the Shreveport, Louisiana fuel island operation to Petro Truckstops, Inc., an affiliate of ours, in February 2000 which operates the video poker offering. Accordingly, Petro Truckstops, Inc. is now subject to such state and local regulations.

     As a franchisor we also operate under federal and state regulation. Federal regulations require that we provide each prospective franchisee with a disclosure document that provides information regarding the Operating Partnership and the relevant provisions of the franchise agreement and other ancillary contracts. In addition, some state regulations require that the franchisor be registered or be exempt from the applicable registration requirements. Federal and state franchising laws prohibit "deceptive trade practices" and, in some cases, impose fairness and "anti-discrimination" standards.

     In addition to the franchise regulations outlined immediately above, our operations are conducted under the federal Petroleum Marketing Practices Act, which prohibits a franchisor engaged in the sale, consignment or distribution of refiner-branded motor fuels from terminating or failing to renew a "franchise" or "franchise relationship," except on specified grounds and only after compliance with the statute's notification provisions.

     Under the Americans with Disabilities Act of 1990, all public accommodations are required to meet federal requirements related to access and use by disabled persons. While we believe our facilities are in compliance with these requirements, a determination that we are not in compliance with the Americans with Disabilities Act could result in the imposition of fines or an award of damages, however, we do not believe such fines or damage awards, if any, would have a material adverse effect on us.

     We believe that all of our Petro Stopping Centers are in compliance in all material respects with existing laws and regulations. However, new laws and regulations could require us to incur significant additional costs.

Employees

     As of December 31, 2001, we had a total of 4,108 employees (all of whom are employees of the Operating Partnership), of which 3,838 were full-time and 270 were part-time. At that date, 470 of our employees were salaried and performed executive, management, or administrative functions and the remaining 3,638 employees were hourly employees. Approximately 97.0% of our employees worked at our Petro Stopping Centers.

     We have never had a work stoppage. We believe that we provide working conditions, wages, and benefits that are competitive in our industry. We believe that our relations with our employees are good.

Item 2. Properties

     Our corporate headquarters is located in a three-story building in El Paso, Texas, which contains approximately 30,000 square feet of space. The office building is owned by J.A. Cardwell, Sr., the President of Holdings and Chief Executive Officer and Chairman of the Operating Company. We lease the entire building under a lease expiring on December 31, 2005. Under the lease, we pay rent totaling $336,000 per year, as well as taxes, maintenance, and other operating expenses. See Item 13, "Certain Relationships and Related Transactions".

     We own the underlying land and all facilities at 29 of our 35 company-operated Petro Stopping Centers, own all but four acres of the West Memphis, Arkansas site, own the facility and lease the land at the Hammond, Louisiana and Jackson, Mississippi sites and lease the Effingham, Illinois, North Baltimore, Ohio, and Los Banos, California sites in their entirety. The Petro Stopping Center located in Effingham, Illinois, is leased from an entity owned by current and former employees of the Operating Partnership. The Petro Stopping Center located in North Baltimore, Ohio, is leased from an entity wholly owned by James A. Cardwell, Jr., a current officer of the Company, which purchased the facility from our previous lessor in January 2002. See Item 13, "Certain Relationships and Related Transactions".

     We own real property in Cordele, Georgia, Hermiston, Oregon, Green River, Wyoming, and Marianna, Florida, which is suitable for the construction of new Petro Stopping Centers. We have options, which expire in December 2006, to purchase vacant land owned by the Cardwell Group that is located near or adjacent to three existing Petro Stopping Centers: Weatherford, Texas (thirty-four acres); Beaumont, Texas (seventeen acres); and Oklahoma City, Oklahoma (thirty acres). See Item 13, "Certain Relationships and Related Transactions".

     At December 31, 2001, we had no new Petro Stopping Centers under construction. In January 2001, we completed construction on and opened a company-operated Petro Stopping Center in North Las Vegas, Nevada. We completed renovation of and opened the remaining portions of the company-operated Petro:2(R) facility in Los Banos, California and the full-sized company-operated Petro Stopping Center in Carlisle, Pennsylvania in June and July 2001, respectively, with the exception of the Petro:Lube(R) in Carlisle, Pennsylvania.

Franchises

     Each existing franchise agreement grants to the franchisee the right and license to operate a Petro Stopping Center in a specified territory. The franchise agreements require that the franchisee, at its expense, build and operate the Petro Stopping Center in accordance with requirements, standards, and specifications prescribed by us, including site approval, and that the franchisee purchase products from suppliers approved by us. We, in turn, are obligated to provide the franchisee with, among other things, advisory assistance with the operation of the Petro Stopping Center and advertising and promotional programs.

     The agreements require the franchisee to pay us, in addition to initial fees and training fees, a monthly royalty fee and a monthly advertising fee (administered through an advertising fund for national and regional advertising). During the year ended December 31, 2001, our revenues from our franchise locations totaled $10.0 million, which includes a $5.0 million payment for the early termination of four franchise agreements. In addition, franchises contributed $544,000 to the advertising programs.

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

     In the event that the franchisee wishes to accept an offer from a third-party to purchase its facility upon termination or expiration of the franchise agreement, the franchise agreement grants us a right of first refusal to purchase the facility, at the price offered by the third-party. Similarly, in fourteen cases, we have the right to purchase the franchise for fair market value, as determined by the parties or an independent appraiser, upon termination or expiration of the franchise agreement.

     All franchise agreements, except one, are for an initial ten-year term and are automatically renewed for two consecutive five-year terms, unless the franchisee gives a termination notice at least twelve months prior to the expiration of the franchise agreement.

     As of December 31, 2001, current terms of our franchise agreements will expire as follows: one in each of 2003 and 2009; two in each of 2002, 2004, 2007 and 2011; three in each of 2005, and 2008; and four in 2006. No termination notices have been received with respect to either of the franchise agreements expiring in 2002.

     One franchisee operates four locations, one operates three locations, two operate two locations, and nine operate one location each. None of the franchisees is affiliated with us, except Highway Service Ventures, Inc., which operates four of our franchised locations. See Item 13, "Certain Relationships and Related Transactions".

     The former franchise operations located in Lake Station and Lowell, Indiana, Benton Harbor, Michigan, and Fort Chiswell, Virginia, all of which were owned by a single franchisee (and its affiliates), were sold and ceased operations as Petro Stopping Centers in August 2001. As noted above, we received $5.0 million in compensation for the early termination of these franchise agreements. Management does not expect any material adverse affect on our financial position or results of operations or network offerings to our customers due to the loss of these franchise locations from our network.

     New franchise truck stops located in Oak Grove, Missouri and Glade Spring, Virginia commenced operations in April 2001 and October 2001, respectively.

     In addition to the 20 franchise locations currently in operation, in June 2001 and August 2001 we signed agreements for future franchise locations in Tyre, New York and Frystown, Pennsylvania, respectively.

Agreement with Tejon

     As previously reported, pursuant to the terms of that certain Limited Liability Company Operating Agreement dated as of December 5, 1997, (the "Agreement") we formed a limited liability corporation, Petro Travel Plaza LLC ("LLC"), with Tejon Development Corporation ("Tejon") to build and operate a Petro Stopping Center branded location in Southern California which began operations in June 1999.

Item 3. Legal Proceedings

     From time to time we are involved in routine litigation incidental to our operations. Based on the existence of insurance coverage and the provision recorded as of December 31, 2001, we believe that any litigation currently pending or threatened against us will not have a material adverse effect on our consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     All of our general and limited partnership interests are owned by Mobil Long Haul, Inc., Volvo Petro Holdings, L.L.C., Petro Warrant Holdings Corporation, and various affiliates of the Cardwell Group. See Note 1 to notes to consolidated financial statements for the year ended December 31, 2001. Consequently, there is no established public trading market for our equity.

Item 6. Selected Financial Data

     The information set forth below should be read in conjunction with both "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements and notes thereto included in Item 8. The selected consolidated financial data as of and for the years ended December 31, 1997, 1998, 1999, 2000, and 2001, have been derived from our audited financial statements. In the opinion of our management, the unaudited financial data contains all adjustments necessary to present fairly the selected historical consolidated financial data. The opening, acquisition, and termination of our operating properties or franchise locations during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                                                              For the Years Ended December 31,
                                                          1997       1998       1999       2000       2001
                                                        --------   --------   --------   --------   --------
                                                                    (dollars in thousands)
                                                                    ----------------------
Income Statement Data:
Net revenues:
  Fuel  (including motor fuel taxes).................   $513,571   $464,025   $520,512   $763,413   $684,262
  Non-fuel...........................................    172,158    189,391    199,235    217,384    229,881
                                                        --------   --------   --------   --------   --------
    Total net revenues...............................    685,729    653,416    719,747    980,797    914,143
                                                        --------   --------   --------   --------   --------

Costs and expenses:
  Cost of sales
     Fuel  (including motor fuel taxes)..............    476,033    422,945    481,483    720,335    643,162
     Non-fuel........................................     70,548     76,451     80,491     91,771     95,014
  Operating expenses.................................     85,560     93,012     99,978    108,367    116,535
  General and administrative.........................     17,004     19,329     19,154     17,001     18,909
  Depreciation and amortization......................     14,315     15,749     14,972     18,501     19,922
  (Gain) loss on disposition of fixed assets.........         31          6       (836)       (59)       (63)
                                                        --------   --------   --------   --------   --------
    Total costs and expenses.........................    663,491    627,492    695,242    955,916    893,479
                                                        --------   --------   --------   --------   --------
Operating income.....................................     22,238     25,924     24,505     24,881     20,664

Recapitalization costs...............................         --         --     (1,819)        --         --
Equity in income (loss) of affiliate.................         --         --       (593)      (307)       122
Interest income......................................        956        729        609        351        184
Interest expense, net................................    (21,248)   (20,771)   (23,870)   (29,848)   (34,747)
                                                        --------   --------   --------   --------   --------
  Income (loss) before extraordinary item and
      cumulative effect of a change in accounting
      principle......................................      1,946      5,882     (1,168)    (4,923)   (13,777)
Extraordinary item (a)...............................    (12,745)        --     (2,016)        --         --
Cumulative effect of a change in accounting
      principle (b)(c)...............................     (1,579)    (3,250)        --         --         --
Minority interest in earnings (loss) of
 consolidated subsidiaries...........................     (6,642)     1,286      1,454         33         (3)
                                                        --------   --------   --------   --------   --------
Net income (loss) (d)(e).............................   $ (5,736)  $  1,346   $ (4,638)  $ (4,956)  $(13,774)
                                                        ========   ========   ========   ========   ========

Balance Sheet Data:
(at end of period)
Working capital (defict).............................   $  3,850   $ (3,060)  $ (8,715)  $(13,120)  $(29,456)
Total assets.........................................    235,953    223,523    301,544    331,490    322,370
Total  debt..........................................    183,190    181,328    226,292    262,372    273,308
Minority interest in consolidated subsidiaries.......     21,051     21,290         --         --         --
Mandatorily redeemable preferred partnership
  interests..........................................     21,202     23,172     30,552     33,513     36,802
Contingently redeemable warrants.....................         --         --      9,700      9,700      4,400
Partners' deficit and comprehensive income...........    (44,286)   (44,688)   (21,730)   (31,520)   (43,352)

Other Financial Data:
Net cash provided by operating activities............   $ 30,530   $ 11,176   $ 30,782   $ 23,404   $ 17,086
Net cash used in investing activities................    (15,779)   (19,665)   (95,992)   (53,091)   (21,410)
Net cash provided by (used in) financing activities..      7,065     (3,287)    66,569     24,576       (652)
Capital expenditures(f)..............................     15,901     20,315     36,564     50,241     21,411
Number of truck stops:
   (at end of period)
   Company-operated..................................         28         28         30         34         35
   Franchised........................................         18         21         23         22         20
                                                        --------   --------   --------   --------   --------
   Total ............................................         46         49         53         56         55
                                                        ========   ========   ========   ========   ========

     (a) Extraordinary item reflects the write-off of debt restructuring costs associated with retired debt.

     (b) Cumulative effect of a change in accounting principle in 1997 reflects expensing of costs related to process reengineering activities that were previously capitalized, as required by Emerging Issues Task Force Issue No. 97-13.

     (c) Cumulative effect of a change in accounting principle in 1998 reflects expensing of organization and start up costs that were previously capitalized, as required by AICPA Statement of Position 98-5.

     (d) No provision for income taxes is reflected in the financial statements as we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

     (e) EBITDA, or operating income plus depreciation and amortization, is not a measure of financial performance under generally accepted accounting principles, but is presented because such data is used by certain investors to determine a company's ability to meet historical debt service requirements. Such data should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. EBITDA results were $36.6 million, $41.7 million, $39.5 million, $43.4 million, and $40.6 million for the years ended December 31, 1997, 1998, 1999, 2000, and 2001, respectively.

     (f) Capital expenditures primarily represent the cost of new Petro Stopping Centers, regular capital maintenance, and volume building projects at existing Petro Stopping Centers. Capital expenditures related to new Petro Stopping Centers were $7.3 million, $6.1 million, $20.6 million, $41.0 million, and $13.7 million for the years ended December 31, 1997, 1998, 1999, 2000, and 2001, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain sections of this Form 10-K, including "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures about Market Risk," contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent management's expectations or beliefs concerning future events that involve risks and uncertainties. All statements, other than statements of historical facts included in this Form 10-K, may be considered forward-looking statements. Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include without limitation, general economic change, legislative regulation, and market change.

     The forward-looking statements are included in, without limitation, "--Critical Accounting Policies," "--Transactions with Related-Parties," "--Liquidity and Capital Resources," "--Results of Operations," and "--Recently Issued Accounting Pronouncements". In addition, in the preparation of the financial statements, management makes various estimates and assumptions that are in nature of forward-looking statements.

Reporting Format

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires us to identify and report certain information on our reportable operating segments. We have two reportable operating segments under SFAS No. 131, company-operated truck stops and franchise truck stop operations.

     We operate 35 multi-service truck stops in the United States. Our facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the years ended December 31, 1999, 2000, and 2001, the revenues generated from our company-operated truck stops were $714.7 million, $975.3 million, and $904.1 million, respectively.

     As of December 31, 1999, 2000, and 2001, we were a franchisor to 23, 22, and 20 Petro Stopping Center locations, respectively. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. For the years ended December 31, 1999, 2000, and 2001, the revenues generated from our franchise truck stop operations were $5.0 million, $5.5 million, and $10.0 million, respectively. The increase in franchise revenue for the year ended December 31, 2001 is due to a $5.0 million payment for the early termination of four franchise agreements. Franchise operations revenues include initial franchise fees and other revenue types, are combined in net revenues reported on the accompanying consolidated statements of operations. We do not allocate any expenses or assets in measuring this segment's profit and loss, nor do we believe there are any significant commitments or obligations resulting from our franchise agreements.

     We derive our revenues from:

     .    The sale of diesel and gasoline fuels;

     . Non-fuel items, including the sale of merchandise and offering of services including truck tire sales and preventative maintenance, weighing scales, showers, laundry, video games, franchise revenues, and other operations; and

     . Restaurant operations which include Iron Skillet(R)and fast-food operations.

     The following table sets forth our total consolidated revenues by major source:

                       SUMMARY OF SOURCES OF REVENUE

                                                  Year Ended December 31,
                                  -------------------------------------------------------
                                         1999                 2000              2001
                                  ----------------    ----------------   ----------------
                                                    (dollars in thousands)
Fuel                              $520,512    72.3%   $763,413    77.8%  $684,262    74.9%
Non-Fuel (excluding restaurant)    143,458    19.9%    156,991    16.0%   167,603    18.3%
Restaurant                          55,777     7.8%     60,393     6.2%    62,278     6.8%
                                  --------   -----    --------   -----   --------   -----
Total Net Revenue                 $719,747   100.0%   $980,797   100.0%  $914,143   100.0%
                                  ========   =====    ========   =====   ========   =====

     Our fuel revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $211.6 million, $234.1 million, and $227.1 million for the years ended December 31, 1999, 2000, and 2001, respectively.

     No provision for income taxes is reflected in the accompanying financial statements because we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

Critical Accounting Policies

     The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies which involve the use of estimates, judgments and assumptions. See Note 2 to notes to consolidated financial statements included herein for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

Partial Self-Insurance

     We are partially self-insured, paying our own employment practices, general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per-occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history.

Loyalty Program

     We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points. Management must make an assumption about the future redemption rate of Petro points outstanding. A change to these estimates could have an impact on our liability in the year of change as well as future years.

     The Emerging Issues Task Force of the Financial Accounting Standards Board is currently reviewing the accounting of volume-based sales incentive offers, but has not yet reached a consensus that would apply to programs such as ours. The issuance of new accounting standards could have an impact on our liability in the year of change as well as future years.

Transactions with Related-Parties

     Our related-party transactions are described herein under Item 13, "Certain Relationships and Related Transactions". We believe that our transactions with related-parties are on terms comparable to those that could be obtained in arms-length transactions.

     Our most material related-party transaction is that of the two ten-year supply agreements with ExxonMobil entered into in July 1999. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Petro Stopping Centers' diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline is available for sale, and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments at the prices set forth in the agreement.

     Under a Consent Decree issued by the Federal Trade Commission in connection with the merger of Mobil Oil Corporation and Exxon Corporation, ExxonMobil is unable to sell direct branded fuel products in certain markets. There are two Petro Stopping Centers in these markets. We do not believe that the loss of the Mobil diesel brand in these markets has had a material adverse effect on either our volumes or results of operations.

     We purchase diesel fuel and gasoline for each of our company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a one to three day inventory of fuel. During 2001, we purchased 94.2% of our diesel fuel and gasoline through ExxonMobil or MDS, approximately 78.3% of which was third-party fuel purchased through this arrangement, which includes fuel purchases lifted at a third-party terminal but sold by ExxonMobil under an exchange or purchase arrangement. The approximate aggregate amount purchased under the ExxonMobil Supply Agreements for the year ended December 31, 2001 totaled $696.9 million.

Liquidity and Capital Resources

     At December 31, 1999, 2000, and 2001 our principal sources of liquidity were:

     . $53.7 million, $25.8 million, and $21.1 million of available borrowing capacity for 1999, 2000, and 2001, respectively, under our revolving credit portion of our senior credit facility as amended in March 2001;

     . Sales of common and preferred partnership interests which raised $35.0 million in 1999;

     . Cash flows from operations, which provided $30.8 million, $23.4 million, and $17.1 million for the years ended December 31, 1999, 2000, and 2001, respectively. Fluctuations in these cash flows were primarily due to the timing of payments to Mobil Diesel Supply Corporation for fuel purchases offset by the timing of receipts related to trade accounts receivable and variations in the timing of payments related to trade account payables in addition to lower operating income and increased interest expense for the year ended December 31, 2001; and

     . Cash flows from financing activities were $66.6 million and $24.6 million and cash used in financing activities was $652,000 for the years ended December 31, 1999, 2000, and 2001, respectively. These fluctuations were almost entirely due to our borrowings and repayments on our credit facilities, with the exception of 1999, which was related to the July 23, 1999 Recapitalization. The increased borrowings were primarily related to construction of new sites as part of our network expansion. The fluctuation in 2001 was primarily related to a slowdown in our network expansion due to economic factors as discussed below.

     Since the Recapitalization we have made significant investment in network expansion through the purchase and construction of new Petro Stopping Centers funded primarily with draws on our senior credit facility as well as internally generated cash. Through December 31, 2001, these new site expenditures totaled approximately $72.2 million. New Petro Stopping Centers typically take approximately three years before reaching initial earnings maturity, thus limiting the immediate cash flow provided by these new operations. These factors, coupled with current economic trends such as a slowdown in freight and a decrease in diesel demand and related customer traffic at our sites, required us to obtain a waiver of certain March 31, 2001 financial covenants through May 14, 2001.

     Effective May 14, 2001 we obtained approval from our lenders of an amendment to our senior credit facility which, among other things, amended certain of our financial covenants, established new covenants on our senior secured leverage and capital expenditures, reduced the size of our revolver commitment from $85.0 million to $60.0 million, and adjusted the pricing spread on both the revolver and our $40.0 million original principal Term B loans to current market levels. We are currently in compliance with all financial covenants under our 2001 senior credit facilty and we believe that our 2001 amended senior credit facility provides us with the flexibility to continue to maximize our business in light of the current economic environment discussed above. As of December 31, 2001 the fees and expenses related to this amendment approximated $1.3 million, most of which were capitalized as deferred financing costs and are being amortized over the remaining life of the 2001 amended senior credit facility.

     At December 31, 2001, we had approximately $6.7 million in standby letters of credit and approximately $29.8 million in additional borrowings outstanding under our revolving credit facility. Principal payments on the term loan are due quarterly, beginning September 30, 2000. The first sixteen quarterly payments due are $250,000 each.

     Under our 2001 amended senior credit facility, any principal amount outstanding up to $35.0 million at July 23, 2002 will automatically convert to a term loan A. The outstanding balance under term loan A, if any, will be amortized in eight equal quarterly installments following the conversion. As of December 31, 2001, we estimate these quarterly installments will approximate $3.7 million each. Following this conversion, $25.0 million will continue to be available on a revolving basis until maturity at July 23, 2004. Interest on drawn funds is paid quarterly at 2.0% above the bank's base rate or 3.5% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.5% of undrawn funds are paid quarterly.

     Any funds drawn on the 2001 amended senior credit facility are secured by substantially all of the Operating Partnership's assets, and the guarantees of Petro, Inc. and each of our subsidiaries.

     The following is a summary of our long-term debt and financing obligations and contractual commitments as of December 31, 2001:


  Contractual                      Less Than                                 After
Cash Obligations          Total     1 Year        1-3 Years     4-5 Years    5 Years
-----------------        -------   ---------     ----------     ---------   ---------
                                               (in thousands)
Long-term debt and
  financing obligations  $322,901    $14,640       $47,850      $147,000    $113,411
Operating leases           30,492      2,927         5,821         4,624      17,120
                         --------    -------       -------      --------    --------
Total                    $353,393    $17,567       $53,671      $151,624    $130,531
                         ========    =======       =======      ========    ========

     Based on the foregoing, we believe that internally generated funds, together with amounts available under our 2001 amended senior credit facility, will be sufficient to satisfy our cash requirements for operations and debt retirement through 2002 and the foreseeable future thereafter; provided however that our ability to satisfy such obligations and maintain covenant compliance is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive.

     We had negative working capital of $13.1 million and $29.5 million at December 31, 2000 and 2001, respectively. While negative working capital is normal in the truck stop industry, the increase in 2001 was primarily due to an increase in our current portion of long-term debt related to the 12 1/2% Senior Notes due June 2002 and the term loan A quarterly installments as previously disclosed. Diesel fuel inventory turns every two to three days, but payment for fuel purchases can generally be made over a longer period of time. Approximately 82.7% of our sales are cash sales (or the equivalent in the case of credit card sales or sales paid for by check, which are funded on a daily basis by third-party billing companies).

     Accrual of dividends on mandatorily redeemable preferred partnership interests amounted to $3.3 million for the year ended December 31, 2001. The dividends are only payable in cash if permitted by our then existing debt instruments. Our various credit agreements currently restrict payment of dividends on mandatorily redeemable preferred partnership interests.

     Capital expenditures totaled $36.6 million, $50.2 million, and $21.4 million for the years ended December 31, 1999, 2000, and 2001, respectively. Included in capital expenditures were funds spent on existing Petro Stopping Centers of $16.0 million, $9.2 million, and $7.7 million for the years ended December 31, 1999, 2000, and 2001, respectively and acquisition and construction of new facilities of $20.6 million, $41.0 million, and $13.7 million for the years ended December 31, 1999, 2000, and 2001, respectively.

     We currently expect to invest approximately $8.0 million during the year 2002 on capital expenditures related to regular capital maintenance and volume building projects. These capital outlays will be funded through borrowings under our 2001 amended senior credit facility and internally generated cash.

     We are partially self-insured, paying our own employment practices, general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per-occurrence basis. For the year ended December 31, 2001, we paid $6.9 million on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the year ended December 31, 2001, aggregated provisions amounted to approximately $9.4 million. At December 31, 2001, the aggregated accrual amounted to approximately $7.1 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Overview. During the year ended December 31, 2001, we were impacted by a slowing economy, reduced freight shipments, and decreased customer traffic. Our net revenues decreased 6.8% to $914.1 million from $980.8 million for the year ended December 31, 2001. On a comparable unit basis, revenues decreased by 14.0% to $795.9 million from $925.9 million in the prior year. These decreases in revenues were mainly due to a decrease in our average retail-selling price and to a lesser extent, to a decrease in the volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit as to a particular period in the current year if it was open during the same period of the prior year. Operating expenses increased 7.5% to $116.5 million from $108.4 million in the prior year due mainly to employee-related costs, utility expenses, and property tax expenses relating in part to the addition of five new truck stop locations since January 1, 2000. General and administrative expenses increased 11.2% to $18.9 million compared to $17.0 million in the prior year primarily due to legal and other expenses associated with the early termination of the four franchise agreements, expenses associated with the amendment of our 2001 senior credit facility, and higher employee-related costs which includes a $435,000 severance pay out related to personnel changes.

     Fuel. Revenues decreased 10.4% to $684.3 million for the year ended December 31, 2001 compared to $763.4 million in the prior year, primarily due to a 7.2% decrease in our average retail-selling price and a 3.5% or 18.8 million gallon decrease in fuel volumes. Gross profits decreased by 4.6% to $41.1 million for the year ended December 31, 2001 compared to $43.1 million in the prior year due mainly to lower fuel volumes. On a comparable unit basis, fuel revenues decreased 17.3% due to an 11.2% decrease in fuel volumes and a 6.9% decrease in our average retail-selling price compared to the prior year. Gross profits decreased by 12.3% or $5.1 million for the year ended December 31, 2001 compared to the prior year. We believe the decrease in volume was primarily due to a weaker demand for diesel fuel and a related decrease in customer traffic attributable to a slowdown in freight.

     Non-Fuel (excluding restaurant). Revenues increased 6.8% to $167.6 million for the year ended December 31, 2001 from $157.0 million in the prior year. Gross profits increased 9.8% to $90.6 million for the year ended December 31, 2001 from $82.6 million in the prior year. The increases in non-fuel revenues and gross profits were primarily due to the $5.0 million payment for the early termination of the four franchise agreements, previously disclosed, and a 4.1% or $4.9 million increase in sales at our retail stores and lube facilities due to the addition of our new company-operated sites. On a comparable unit basis, non-fuel revenues decreased 2.0% or $3.1 million compared to the prior year and gross profits increased 1.4% or $1.2 million compared to the prior year. We believe the decrease in revenues was primarily due to a decrease in customer traffic associated with a weaker demand for diesel fuel attributable to a slowdown in freight. The increase in gross profits was primarily due to the $5.0 million payment for the early termination of the four franchise agreements, offset by a $2.0 million decrease in gross profits at our retail stores and lube facilities.

     Restaurant. Revenues increased 3.1% to $62.3 million for the year ended December 31, 2001 compared to $60.4 million in the prior year, primarily due to the addition of our new company-operated sites. Gross profits in the restaurants improved by 2.7% or $1.2 million compared to the prior year. On a comparable unit basis, restaurant revenues decreased 5.6% or $3.2 million compared to the prior year, while gross profits decreased by 5.9% or $2.4 million. We believe these decreases were primarily due to a decrease in customer traffic associated with a weaker demand for diesel fuel attributable to a slowdown in freight.

     Costs and Expenses. Total costs and expenses decreased 6.5% to $893.5 million for the year ended December 31, 2001 compared to $955.9 million in the prior year. Cost of sales decreased $73.9 million or 9.1% from the prior year due mainly to lower fuel costs in the current year and, to a lesser extent, the decrease in fuel volumes. Operating expenses increased 7.5% or $8.2 million to $116.5 million for the year ended December 31, 2001 compared to the prior year, primarily due to increases in employee-related costs, utility expenses, and property taxes relating in part to the addition of our five new truck stop locations. On a comparable unit basis, total costs and expenses decreased 13.7% or $123.5 million compared to the prior year. On a comparable unit basis, costs of sales decreased $123.5 million or 16.2% from the prior year due mainly to the decrease in fuel costs. On a comparable unit basis, operating expenses decreased 0.9% or $945,000 to $101.3 million for the year ended December 31, 2001 compared to the prior year, primarily due to a decrease in marketing related expenses partially offset by increases in property tax, insurance, and utility expenses. General and administrative expenses increased 11.2% to $18.9 million compared to $17.0 million in the prior year primarily due to an increase in employee-related costs which included a severance pay out related to personnel changes, legal and other expenses associated with the early termination of the four franchise agreements and expenses associated with the amendment of our 2001 senior credit facility.

     Equity in Income (Loss) of Affiliate. We recognized $122,000 in income for the year ended December 31, 2001 related to our investment in the Wheeler Ridge facility in Southern California compared to a $307,000 loss in the prior year. This Petro Stopping Center began operations in June 1999.

     Interest Expense, net. Interest expense, net, increased 16.4% or $4.9 million to $34.7 million for the year ended December 31, 2001 compared to the prior year. The increase in interest expense, net, was primarily due to increased borrowings in the year ended December 31, 2001 compared to the prior year, a decrease in capitalized interest due to less new site construction in the current year, in addition to the write-off of $629,000 of unamortized deferred debt issuance costs associated with the amendment of our senior credit facility.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Overview. Our net revenues increased 36.3% to $980.8 million from $719.7 million for the year ended December 31, 2000. On a comparable unit basis, revenues increased by 29.7% to $903.3 million from $696.5 million in the prior year, due to increases in both our average retail-selling price and the volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit as to a particular period in the current year if it was open during the same period of the prior year. Operating expenses increased 8.4% to $108.4 million from $100.0 million in the prior year due mainly to employee-related costs due in part to the opening of five new truck stop locations (including the Jackson, Mississippi site which opened in November 1999), related new site pre-opening expenses, and credit card fees. General and administrative expenses decreased 11.2% to $17.0 million compared to $19.2 million in the prior year primarily due to lower employee-related costs and the discontinuance of management fees formerly paid to certain partners prior to the consummation of the Recapitalization in July 1999.

     Fuel. Revenues increased 46.7% to $763.4 million for the year ended December 31, 2000 from $520.5 million in the prior year, primarily due to a 30.5% increase in our average retail-selling price stemming from higher fuel costs compared to prior year. The increase in fuel revenues was also due to a 12.4% or 59.7 million gallon increase in fuel volumes, primarily due to the success of our various marketing programs, our continued commitment to customer service, as well as the addition of our new sites. Gross profits increased by 10.4% to $43.1 million for the year ended December 31, 2000 compared to $39.0 million for the prior year. On a comparable unit basis, fuel revenues increased 40.0% primarily due to a 31.6% increase in our average retail-selling price and a 6.4% increase in fuel volumes compared to prior year. Gross profits increased by 8.9% or $3.3 million for the year ended December 31, 2000 compared to the prior year.

     Non-Fuel (excluding restaurant). Revenues increased 9.4% to $157.0 million for the year ended December 31, 2000 from $143.5 million in the prior year. The increase in non-fuel revenues is primarily due to a 10.5% or $11.4 million increase in sales at our retail stores and lube facilities due in part to the addition of our new sites. Gross profits increased 4.8% to $82.6 million for the year ended December 31, 2000 from $78.8 million in the prior year. In addition to the increase in sales, we believe the improved margins reflect the results of improved product procurement and continued focus on margin management. On a comparable unit basis, non-fuel revenues increased 4.2% or $6.0 million compared to the prior year and gross profits increased 0.3% or $213,000 compared to the prior year.

     Restaurant. Revenues increased 8.3% to $60.4 million for the year ended December 31, 2000 from $55.8 million in the prior year. We believe revenues increased due to the addition of our new sites, increased customer traffic, and previous changes in the core menu and featured meal specials, resulting in an average ticket price increase of 5.2%. Gross profits in the restaurants improved by 7.8% or $3.1 million compared to the prior year. On a comparable unit basis, restaurant revenues increased 2.5% or $1.4 million compared to the prior year, while gross profits increased by 2.2% or $884,000.

     Costs and Expenses. Total costs and expenses increased 37.5% to $955.6 million for the year ended December 31, 2000 compared to $695.2 million in the prior year. Cost of sales increased $250.1 million or 44.5% from the prior year due mainly to significantly higher fuel costs in the current year. Operating expenses increased 8.4% or $8.4 million to $108.4 million for the year ended December 31, 2000 compared to the prior year. The increase was primarily due to increases in employee-related costs due in part to the opening of five new truck stop locations (including the Jackson, Mississippi site which opened in November
1999), credit card fees, and new site pre-opening expenses, all of which were partially offset by a decrease in system project costs. On a comparable unit basis, total costs and expenses increased 30.3% or $203.9 million compared to the prior year. On a comparable unit basis, operating expenses increased 1.1% or $1.1 million to $99.1 million for the year ended December 31, 2000 compared to the prior year. The increase was primarily due to an increase in credit card fees, most of which was offset by a decrease in system project costs. General and administrative expenses decreased 11.2% or $2.2 million to $17.0 million compared to the prior year primarily due to lower employee-related costs and the discontinuance of management fees formerly paid to certain partners prior to the consummation of the Recapitalization in July 1999.

     Equity in Income (Loss) of Affiliate. We recognized a $307,000 loss for the year ended December 31, 2000 related to our investment in the Wheeler Ridge facility in Southern California compared to a $593,000 loss in the prior year, which is typical in the early stages of operation of a new Stopping Center. This Stopping Center began operations in June 1999.

     Interest Expense, net. Interest expense, net, increased to $29.8 million for the year ended December 31, 2000 compared to $23.9 million in the prior year primarily due to a full year of interest on the 15% Notes issued in July 1999.

Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually in accordance with its provisions. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") which is superceded by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). We are currently required to adopt SFAS No. 142 as of January 1, 2002. We do not believe that the adoption of this statement will have a significant impact on our financial statements or results of operations.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. Upon adoption of SFAS No. 143, an entity will use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liability, asset retirement costs and accumulated depreciation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We have not yet assessed the impact of adopting SFAS No. 143 on our financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No.
144. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of that Statement. We are currently required to adopt SFAS No. 144 as of January 1, 2002. We do not believe that the adoption of this statement will have a significant impact on our financial statements or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Historically, we have not entered into significant long-term contracts with fuel suppliers other than the two ten-year supply agreements with ExxonMobil entered in July 1999 and have engaged in only limited hedging activities. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Petro Stopping Centers' diesel fuel and gasoline requirements, in those markets in which Mobil branded diesel and gasoline are available for sale, and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments at the prices set forth in the agreements. See
Note 8 to notes to consolidated financial statements for the year ended December 31, 2001. Both supply agreements with ExxonMobil qualify as normal purchasing derivative instruments. As of and for the years ended December 31, 2000 and 2001, we were not party to any futures or option contracts.

     As of December 31, 2000 and 2001, the carrying amounts of certain financial instruments, employed by us, including cash and cash equivalents, trade accounts receivable, trade accounts payable, and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of the 2001 amended senior credit facility approximate fair value due to the floating nature of the interest rate. Our principal market risk as it relates to long term debt is exposure to changes in interest rates. The fair value of both series of Senior Notes has been estimated based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

     The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31:

                                             2000                    2001
                                      Carrying                Carrying
                                       Amount    Fair Value    Amount    Fair Value
                                      --------   ----------   --------   ----------
                                                     (in thousands)
Balance sheet financial instruments
   Long-term debt                     $262,372     $225,667   $273,308     $210,564
Other financial instruments
   Interest rate swap agreements            --           --         --          164

     We have only limited involvement with derivative financial instruments and do not use them for trading purposes. We use derivatives to manage well-defined interest rate risks. At December 31, 2000 and 2001, we were party to an interest rate swap agreement which was a cash flow hedge and qualifies for the shortcut method under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". At December 31, 2001, the swap agreement had a notional amount of $19.3 million. Under this agreement, we pay a fixed rate of 6.395% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. For the year ended December 31, 1999, the effect of the swap was to increase the rate we were required to pay by 0.66%, which resulted in an increase in interest expense of approximately $264,000. For the year ended December 31, 2000, the effect of the swap was to decrease the rate we were required to pay by 0.11%, which resulted in a reduction in interest expense of approximately $7,000. For the year ended December 31, 2001, the effect of the swap was to increase the rate we were required to pay by 2.0%, which resulted in an increase in interest expense of approximately $397,000. As of December 31, 2001, the interest rate swap had a negative fair value of $164,000 which has been recorded in other liabilities and accumulated other comprehensive loss.

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

Item 8.  Financial Statements and Supplementary Data

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            December 31,   December 31,
                                                                               2000           2001
                                                                            ------------   ------------
                                      Assets
Current assets:
    Cash and cash equivalents                                                 $   8,909      $   3,933
    Trade accounts receivable, net                                                8,252          3,909
    Inventories, net                                                             23,022         24,741
    Other current assets                                                          2,070          1,393
    Due from affiliates                                                           3,316          2,420
                                                                              ---------      ---------
        Total current assets                                                     45,569         36,396

    Property and equipment, net                                                 225,132        230,564
    Deferred debt issuance costs, net                                            13,038         11,607
    Other assets                                                                 14,055         11,922
    Goodwill, net                                                                33,696         31,881
                                                                              ---------      ---------
        Total assets                                                          $ 331,490      $ 322,370
                                                                              =========      =========

             Liabilities and Partners' Deficit and Comprehensive Loss

Current liabilities:
    Current portion of long-term debt                                         $   1,264      $  14,640
    Trade accounts payable                                                        5,685          8,157
    Accrued expenses and other liabilities                                       21,838         25,526
    Due to affiliates                                                            29,902         17,529
                                                                              ---------      ---------
        Total current liabilities                                                58,689         65,852

    Long-term debt, excluding current portion                                   261,108        258,668
                                                                              ---------      ---------
         Total liabilities                                                      319,797        324,520
                                                                              ---------      ---------
    Commitments and contingencies

    Mandatorily redeemable preferred partnership interests                       33,513         36,802

    Contingently redeemable warrants                                              9,700          4,400

    Partners' deficit and comprehensive loss:
      General partners'                                                          (1,195)        (1,326)
      Limited partners'                                                         (29,790)       (41,324)
      Negative capital accounts of minority partners in consolidated
       subsidiaries                                                                (535)          (538)
      Accumulated other comprehensive loss                                           --           (164)
                                                                              ---------      ---------
         Total partners' deficit and comprehensive loss                         (31,520)       (43,352)
                                                                              ---------      ---------
         Total liabilities and partners' deficit and comprehensive loss       $ 331,490      $ 322,370
                                                                              =========      =========

           See accompanying notes to considated financial statements.

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                    Year Ended      Year Ended     Year Ended
                                                                    December 31,   December 31,   December 31,
                                                                       1999           2000           2001
                                                                    ------------   ------------   ------------
Net revenues:
  Fuel (including motor fuel taxes)                                  $ 520,512      $ 763,413      $ 684,262
  Non-fuel                                                             199,235        217,384        229,881
                                                                     ---------      ---------      ---------
      Total net revenues                                               719,747        980,797        914,143

Costs and expenses:
  Cost of sales
     Fuel (including motor fuel taxes)                                 481,483        720,335        643,162
     Non-fuel                                                           80,491         91,771         95,014
  Operating expenses                                                    99,978        108,367        116,535
  General and administrative                                            19,154         17,001         18,909
  Depreciation and amortization                                         14,972         18,501         19,922
  Gain on disposition of fixed assets                                     (836)           (59)           (63)
                                                                     ---------      ---------      ---------
    Total costs and expenses                                           695,242        955,916        893,479
                                                                     ---------      ---------      ---------

    Operating income                                                    24,505         24,881         20,664

Recapitalization costs                                                  (1,819)            --             --
Equity in income (loss) of affiliate                                      (593)          (307)           122
Interest income                                                            609            351            184
Interest expense, net                                                  (23,870)       (29,848)       (34,747)
                                                                     ---------      ---------      ---------

    Loss before extraordinary item                                      (1,168)        (4,923)       (13,777)

Extraordinary item - write-off of debt restructuring
       costs associated with retired debt                               (2,016)            --             --
                                                                     ---------      ---------      ---------

Loss before minority interest                                           (3,184)        (4,923)       (13,777)

Minority interest in income (loss) of consolidated subsidiaries          1,454             33             (3)
                                                                     ---------      ---------      ---------

Net loss                                                                (4,638)        (4,956)       (13,774)

Accrual of preferred return in mandatorily redeemable preferred
     partnership interests                                              (1,762)        (2,961)        (3,289)
                                                                     ---------      ---------      ---------

Net loss applicable to common partners                               $  (6,400)     $  (7,917)     $ (17,063)
                                                                     =========      =========      =========

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT AND COMPREHENSIVE LOSS
                                 (in thousands)

                                                                                 Negative Capital
                                                                                   Accounts of       Accumulated
                                                          General     Limited    Minority Partners       Other         Total
                                                         Partners'   Partners'   in Consolidated     Comprehensive   Partners'
                                                          Deficit     Deficit     Subsidiaries          Loss          Deficit
                                                         ---------   ---------   -----------------   -------------   ---------
Balances, December 31, 1998                               $   (909)   $(43,212)        $(567)            $  --        $(44,688)
   Net loss                                                    (34)     (4,615)           11                --          (4,638)
   Accrual of preferred return on mandatorily
      redeemable preferred partnership interests               (27)     (1,735)           --                --          (1,762)
   Partners' minimum tax distributions                          --        (642)           --                --            (642)
   Cash contributions                                           --      39,700            --                --          39,700
   Assignment of fair value of contingently redeemable
      warrants                                                (107)     (9,593)           --                --          (9,700)
                                                          --------    --------         -----             -----        --------

Balances, December 31, 1999                                 (1,077)    (20,097)         (556)               --         (21,730)
   Net loss                                                    (56)     (4,933)           33                --          (4,956)
   Accrual of preferred return on mandatorily
      redeemable preferred partnership interests               (33)     (2,928)           --                --          (2,961)
   Partners' minimum tax distributions                         (29)     (1,832)          (12)               --          (1,873)
                                                          --------    --------         -----             -----        --------

Balances, December 31, 2000                                 (1,195)    (29,790)         (535)               --         (31,520)
   Net loss                                                   (153)    (13,618)           (3)               --         (13,774)
   Net unrealized changes in cash flow hedging
       derivitive                                               --          --            --              (164)           (164)
                                                                                                                      --------
 Comprehensive Loss                                                                                                    (13,938)
                                                                                                                      --------
   Accrual of preferred return on mandatorily
      redeemable preferred partnership interests               (37)     (3,252)           --                --          (3,289)
   Partners' minimum tax distributions                          --         (10)           --                --             (10)
   Partners' tax refund                                         --         105            --                --             105
   Valuation adjustment of contingently redeemable
     warrants                                                   59       5,241            --                --           5,300

                                                          --------    --------         -----             -----        --------

Balances, December 31, 2001                               $ (1,326)   $(41,324)        $(538)            $(164)       $(43,352)
                                                          ========    ========         =====             =====        ========

          See accompanying notes to consolidated financial statements.

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Year Ended      Year Ended      Year Ended
                                                                           December 31,    December 31,    December 31,
                                                                               1999            2000           2001
                                                                           ------------    ------------    ------------
Cash flows from operating activities:
 Net loss                                                                    $ (4,638)       $ (4,956)       $(13,774)
 Adjustments to reconcile net loss to net cash provided by
     operating activities:
   Minority interest in income (loss) of consolidated subsidiaries              1,454              33              (3)
   Depreciation and amortization                                               14,972          18,501          19,922
   Extraordinary item - write-off of debt restructuring costs associated
     with retired debt                                                          2,016              --              --
   Deferred debt issuance cost amortization and accretion of original
     issue discount                                                             5,121          10,408          13,113
   Bad debt expense                                                               246             307             267
   Equity in (income) loss of affiliate                                           593             307            (122)
   Gain on disposition of fixed assets                                           (836)            (59)            (63)
 Increase (decrease) from changes in:
   Trade accounts receivable                                                    3,379          (1,031)          4,076
   Inventories                                                                 (5,530)         (1,033)         (1,719)
   Other current assets                                                             2             820             677
   Due from affiliates                                                         (1,426)           (727)            896
   Due to affiliates                                                            9,889           4,365         (12,373)
   Trade accounts payable                                                       6,553          (5,082)          2,472
   Accrued expenses and other liabilities                                      (1,013)          1,551           3,717
                                                                             --------        --------        --------
     Net cash provided by operating activities                                 30,782          23,404          17,086
                                                                             --------        --------        --------

Cash flows from investing activities:
 Proceeds from disposition of assets                                            1,425             126             113
 Purchases of property and equipment                                          (36,564)        (50,241)        (21,411)
 Purchase of minority interests in consolidated subsidiary                    (57,756)             --              --
 Increase in other assets, net                                                 (3,097)         (2,976)           (112)
                                                                             --------        --------        --------
     Net cash used in investing activities                                    (95,992)        (53,091)        (21,410)
                                                                             --------        --------        --------

Cash flows from financing activities:
 Repayments of bank debt                                                       (1,400)        (25,800)        (26,500)
 Proceeds from bank debt                                                        1,400          54,000          28,100
 Repayments of long-term debt and capital lease                               (39,374)         (1,001)         (1,263)
 Proceeds from long-term debt                                                  70,300              --              --
 Purchase of warrants from Warrant Holdings                                    (9,700)             --              --
 Proceeds from the sale of warrants                                             9,700              --              --
 Partners' minimum tax distributions                                           (2,100)         (1,873)            (10)
 Partners' tax refund                                                              --              --             105
 Cash contributions - preferred                                                 5,000              --              --
 Cash contributions - common                                                   39,700              --              --
 Payment of debt issuance and modification costs                               (6,957)           (750)         (1,084)
                                                                             --------        --------        --------
     Net cash provided by (used in) financing activities                       66,569          24,576            (652)
                                                                             --------        --------        --------
Net  increase (decrease) in cash and cash equivalents                           1,359          (5,111)         (4,976)
Cash and cash equivalents, beginning of period                                 12,661          14,020           8,909
                                                                             --------        --------        --------
Cash and cash equivalents, end of period                                     $ 14,020        $  8,909        $  3,933
                                                                             ========        ========        ========

          See accompanying notes to consolidated financial statements.

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                            Year Ended      Year Ended      Year Ended
                                                                           December 31,    December 31,    December 31,
                                                                               1999            2000           2001
                                                                           ------------    ------------    ------------
Supplemental cash flow information -
Interest paid during the period, net of capitalized interest of
    $299, $957, and $95 in 1999, 2000, and 2001                              $18,461         $19,304         $21,854
Non-cash activities -
Preferred return on mandatorily redeemable preferred partnership interests     1,762           2,961           3,289
Assignment of mandatorily redeemable preferred partnership interests
    and accrued but unpaid preferred returns                                  24,331              --              --
Preferred return from minority partners of consolidated subsidiaries
   on mandatorily redeemable preferred partnership interests                     617              --              --
Issuance of accreted value (net of market discount) of 15.0% Senior
     Discount Notes due 2008, without Warrants to Chartwell                   11,272              --              --
Accrual of fair value of contingently redeemable warrants                      9,700              --              --
Valuation adjustment of contingently redeemable warrants                          --              --           5,300
Accrual of fair value cash flow hedging activities                                --              --             164

          See accompanying notes to consolidated financial statements.

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Company Formation and Description of Business

Company Formation

     Petro Stopping Centers Holdings, L.P. ("Holdings"), a Delaware limited partnership, was formed on July 23, 1999, as a holding partnership and conducts substantially all of its operations through Petro Stopping Centers, L.P. (the "Operating Partnership"), which holds the operating assets of Holdings. Holdings has no operations of its own and, therefore is, dependent upon the earnings and cash flows of the Operating Partnership to satisfy its obligations under the 15.0% senior discount notes due 2008 and warrants (as defined below). The partners of Holdings are as follows:

          General Partner
           Petro, Inc.

          Limited Partners
           Various individuals and entities affiliated with the Cardwell Group. Mobil Long Haul, Inc., an affiliate of Exxon Mobil Corporation
           Volvo Petro Holdings, L.L.C., an affiliate of Volvo Trucks North America, Inc.
           Petro Warrant Holdings Corporation

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

     On July 23, 1999, the Operating Partnership, certain of its partners and an affiliate of Volvo Trucks North America, Inc. ("Volvo") consummated a transaction pursuant to which Holdings was formed, and substantially all of the owners in the Operating Partnership at that time (other than Petro Holdings G.P. Corp. and Petro Holdings L.P. Corp., each of which were affiliates of Chartwell Investments, Inc. (collectively, "Chartwell") and Kirschner Investments ("Kirschner"), a company franchisee), including Petro, Inc. (together with J.A. Cardwell Sr., James A. Cardwell Jr., and JAJCO II, Inc. ("JAJCO"), collectively, the "Cardwell Group"), exchanged their interests in the Operating Partnership for identical interests in Holdings and became owners in Holdings. Petro Holdings Financial Corporation ("Financial Holdings") was formed for the purpose of serving as co-issuer of the 15.0% senior discount notes due 2008 (as defined below). Financial Holdings, the Operating Partnership and its subsidiary, Petro Financial Corporation, became subsidiaries of Holdings. Petro Warrant Holdings Corporation ("Warrant Holdings") was formed for the purpose of owning a common limited partnership interest in Holdings and issuing the warrants (see below) that are exchangeable into all of the common stock of Warrant Holdings. In addition, Volvo Petro Holdings L.L.C. ("Volvo Trucks"), an affiliate of Volvo, invested $30.0 million to acquire a 28.7% limited common partnership interest in Holdings while Mobil Long Haul, Inc. ("Mobil Long Haul"), an affiliate of Mobil Oil Corporation (predecessor in interest to Exxon Mobil Corporation) ("ExxonMobil"), invested an additional $5.0 million in Class B convertible preferred partnership interests in Holdings. Holdings purchased 50.8% of common interest in the Operating Partnership owned by affiliates of Chartwell for aggregate consideration of approximately $69.8 million, which consisted of a $55.0 million cash payment and the issuance to Chartwell of approximately $14.8 million in accreted value ($11.2 million net of an imputed market rate of interest discount) of the 15.0% senior discount notes due 2008 (as defined below), without warrants. Holdings also purchased the 2.0% common interests in the Operating Partnership owned by Kirschner for cash consideration of $2.8 million. The foregoing is referred to as the "Recapitalization". The acquisition of Chartwell's and Kirschner's interests was accounted for by Holdings under the purchase method.

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

                                   (continued)
                                       25

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

historical amounts and results of operations of Holdings' consolidated subsidiaries as if the exchange referred to above had occurred on the first day of the first period presented.

     As part of the Recapitalization, Holdings issued 82,707 units, each consisting of $1,000 principal amount at stated maturity of Holdings' 15.0% senior discount notes due 2008 (the "15% Notes") and one warrant (collectively, all such warrants are defined herein as the "Warrants"). The Warrants are exchangeable into all of the common stock of Warrant Holdings. As consideration for the 15% Notes and the Warrants, Holdings received cash proceeds of $40.0 million, of which $30.3 million was allocated to the 15% Notes and $9.7 million was allocated to the Warrants. Holdings acquired the Warrants from Warrant Holdings for $9.7 million. Warrant Holdings, in turn, invested the $9.7 million to acquire a 10.0% common limited partnership interest in Holdings.

     As a result of the Recapitalization, Holdings owns approximately 99.5% of the common partnership interests in the Operating Partnership, and the minority interest of 0.5% is owned by affiliates of the Cardwell Group. The common limited partnership interests of Holdings are owned by:

Cardwell Group:
    General partnership interest ..............................           1.1%
    Limited partnership interest ..............................          50.5%
Volvo Trucks ..................................................          28.7%
Mobil Long Haul ...............................................           9.7%
Petro Warrant Holdings Corporation ............................          10.0%

     The mandatorily redeemable preferred partnership interests of Holdings are owned by Mobil Long Haul and the Cardwell Group.

     Unless otherwise noted, Holdings and its subsidiaries are herein referred to as the "Company".

Description of Business

     The Company, through the Operating Partnership, operates large, multi-service truck stops known as Petro Stopping Centers(R) ("Stopping Centers"), that are located along interstate highways and typically offer diesel fuel, gasoline, home-style restaurants ("Iron Skillet(R)"), truck preventative maintenance centers ("Petro:Lube(R)"), travel and convenience stores and a range of other products, services, and amenities to professional truck drivers, other highway motorists, and local residents. At December 31, 2001, the Company's network consisted of 55 Stopping Centers located in 30 states, of which 35 were operated by the Operating Partnership and 20 were franchised.

(2)  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. Prior to the Recapitalization, minority interest in consolidated subsidiaries represents the interests in the Operating Partnership owned by Chartwell (50.8%) and Kirschner (2.0%). As a result of the Recapitalization, the minority interest of 0.5% is owned by affiliates of the Cardwell Group. Generally accepted accounting principles require negative capital accounts of minority partners in consolidated subsidiaries to be recorded on partners' deficit.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements

                                   (continued)
                                       26

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Derivative Instruments and Hedging Activities

     As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which is fully described in Note (13). SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at it's fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain or loss to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Cash and Cash Equivalents

     The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable, including accounts receivable purchased for a fee from franchisees. The Company has an accounts receivable billing and collection program that is managed by a third-party billing company. The Company's maximum exposure to off-balance sheet credit risk is represented by recourse liability for the outstanding balance of accounts receivable, which totaled approximately $10.2 million and $4.7 million at December 31, 2000 and 2001, respectively. A majority of the receivables are not collateralized. The risk, however, is limited due to the large number of entities comprising the customer base and their dispersion across geographic regions. At December 31, 2000 and 2001, the Company had no significant concentrations of credit risk. Management believes that the Company is adequately reserved to cover potential credit risks.

Allowance for Uncollectible Accounts

     Accounts receivable are reviewed on a regular basis and the allowance for uncollectible accounts is established to reserve for specific accounts believed to be uncollectible. In addition, the allowance provides a reserve for the remaining accounts not specifically identified. At December 31, 2000 and 2001, the allowance for uncollectible accounts totaled $763,000 and $726,000, respectively.

Inventories

     Inventories are primarily stated at the lower of average cost or market.

Land Held for Sale

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), requires that long-lived assets held for sale be reported at the lower of carrying amount or fair value less cost to sell. At December 31, 2000 and 2001, the Company reported land held for sale at its carrying value of $6.1 million. The land held for sale consists of several parcels of undeveloped land considered by management as excess and no longer necessary for the operations of the Company. All of the 2000 and 2001 balances are included in other assets in the accompanying consolidated balance sheets.

                                   (continued)
                                       27

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

     Property and equipment are recorded at historical cost. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred, and amounted to $4.2 million, $4.2 million, and $4.8 million for the years ended December 31, 1999, 2000, and 2001, respectively. Renewals and betterments are capitalized. Gains or losses on disposal of property and equipment are credited or charged to income.

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

Debt Issuance Costs

     Costs incurred in obtaining long-term financing are amortized over the life of the related debt using a method that approximates the interest method. At December 31, 2000 and 2001, accumulated amortization of debt issuance costs were $3.2 million and $5.1 million, respectively.

Goodwill

     Goodwill is amortized on a straight-line basis over a 20-year period. At December 31, 2000 and 2001, accumulated amortization of goodwill was $2.6 million and $4.4 million, respectively. The Company evaluates any possible impairment of long-lived assets using estimates of undiscounted future cash flows. To the extent the carrying values exceed fair values, the Company's impairment loss is recognized in operating results.

Partial Self-Insurance

     The Company is partially self-insured, paying for its own employment practices, general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per-occurrence basis. For the years ended December 31, 1999, 2000, and 2001, the Company paid $6.6 million, $6.2 million, and $6.9 million, respectively, on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the years ended December 31, 1999, 2000, and 2001, aggregated provisions amounted to approximately $6.3 million, $6.5 million, and $9.4 million, respectively. At December 31, 2000 and 2001, the aggregated accrual amounted to approximately $4.6 million and $7.1 million, respectively, which the Company believes is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

     The Company utilizes estimates in accounting for its Petro Passport loyalty program. The Company records a liability for the estimated redemption of Petro points. Management must make an assumption about the future redemption rate of Petro points outstanding. A change to these estimates could have an impact on the Company's liability in the year of change as well as future years.

     The Emerging Issues Task Force of the Financial Accounting Standards Board is currently reviewing the accounting of volume-based sales incentive offers, but has not yet reached a consensus that would apply to the Company's Petro Passport loyalty program. The issuance of new accounting standards could have an impact on the Company's liability in the year of change as well as future years.

Contingently Redeemable Warrants

     At each balance sheet date, the Company determines whether a change in the value of the contingently redeemable warrants has occurred. Since the Company does not have publicly traded equity securities it will determine the value of the contingently redeemable warrants in a manner similar to that described in Note (11). As of December 31, 2000 and 2001, the contingently redeemable warrants totaled $9.7 million and $4.4 million, respectively.

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

                                   (continued)
                                       28

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Warrants have not been exchanged by August 1, 2004, the Company will be obligated to repurchase the Warrants at fair market value.

Environmental Liabilities and Expenditures

     Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. At December 31, 2000 and 2001, no accrual was deemed necessary based on existing facts and circumstances. Any such liabilities would be exclusive of claims against third parties and are not discounted.

Revenue Recognition

     The Company recognizes revenue from the sale of fuel and non-fuel products and services at the time delivery has occurred and services have been performed.

Franchise Revenues

     The Company recognizes net revenue from initial franchise and training fees from individual franchisees when substantially all significant services to be provided by the Company have been performed. Continuing franchise fees, which are based generally upon a percentage of the franchisees' sales, are recognized monthly as earned. Given the insignificance of initial franchise fees and other revenue types, the Company reports a total combined revenue amount. Revenues from franchise operations aggregated $5.0 million, $5.5 million, and $10.0 million during the years ended December 31, 1999, 2000, and 2001, respectively. There were 23, 22, and 20 franchise locations in operation during the years ended December 31, 1999, 2000, and 2001, respectively. The increase in franchise revenue for the year ended December 31, 2001 is due to the $5.0 million payment for the early termination of four franchise agreements. The Company does not allocate any expenses or assets in measuring its franchise segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

Advertising and Promotion

     Costs incurred in connection with advertising and promotion are expensed as incurred, net of reimbursements from franchisees. Net advertising and promotion expenses of $4.9 million, $4.4 million, and $3.7 million were incurred for the years ended December 31, 1999, 2000, and 2001, respectively, and are included in operating expenses in the accompanying consolidated statements of operations. Advertising and promotion reimbursements from franchisees totaled $432,000 for the year ended December 31, 1999 and $544,000 for each of the years ended December 31, 2000, and 2001.

Motor Fuel Taxes

     Certain motor fuel taxes are collected from consumers and remitted to governmental agencies by the Company. Such taxes were $211.6 million, $234.1 million, and $227.1 million for the years ended December 31, 1999, 2000, and 2001, respectively, and are included in net revenues and cost of sales in the accompanying consolidated statements of operations.

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

                                   (continued)
                                       29

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

due to differences between the periods in which such items are reported for financial reporting and income tax purposes.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)  Inventories

     The following is a summary of inventories at December 31, 2000 and 2001:

                                                       2000              2001
                                                     --------          --------
                                                           (in thousands)

Motor fuels and lubricants                           $  6,043          $  5,879
Tires and tubes                                         5,385             5,655
Merchandise and accessories                            11,024            12,429
Restaurant and other                                    1,004             1,011
Less reserve for obsolescence                            (434)             (233)
                                                     --------          --------
    Inventories, net                                 $ 23,022          $ 24,741
                                                     ========          ========

(4)  Property and Equipment

     Property and equipment is summarized at December 31, 2000 and 2001, as follows:

                                                 Estimated
                                                  Useful
                                                   Lives
                                                  (years)        2000        2001
                                                 ---------    ---------    --------
                                                                   (in thousands)
Land and improvements                                   10    $  39,413    $ 47,195
Buildings and improvements                              30      150,017     169,725
Furniture and equipment                               3-10       83,346      92,963
Leasehold improvements                                7-30       19,838      20,020
Facilities under development                            --       14,107          --
                                                              ---------    --------

                                                                306,721     329,903
Less accumulated depreciation and amortization                  (81,589)    (99,339)
   Property and equipment, net                                $ 225,132    $ 230,564
                                                              =========    =========

     Furniture and equipment includes equipment purchased under a capital lease. Facilities under development include costs associated with new facilities and major renovations of existing facilities.

(5)  Operating Leases

     The Company has entered into various operating leases. The operating leases are related to three Stopping Center locations, three land leases, an office building, and various equipment. The leases contain renewal options varying from automatic annual renewals to multiple five-year options.

                                   (continued)
                                       30

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of future minimum rental payments on operating leases which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001, is as follows

                                                            Related       Third
Fiscal Year Ending                              Party        Party        Total
------------------                             -------      -------      -------
                                                         (in thousands)

2002                                           $ 2,236      $   691      $ 2,927
2003                                             2,235          691        2,926
2004                                             2,235          660        2,895
2005                                             2,179          567        2,746
2006                                             1,189          689        1,878
Later years                                      3,411       13,709       17,120
                                               -------      -------      -------
Total minimum lease payments                   $13,485      $17,007      $30,492
                                               =======      =======      =======

     Rent expense under all operating leases was $2.3 million, $2.5 million, and $2.8 million for the years ended December 31, 1999, 2000, and 2001, respectively. Of these rentals, amounts of $1.5 million for the year ended December 31, 1999, and $1.6 million for each of the years ended December 31, 2000 and 2001 was paid to related-parties. The related-party operating lease transactions, which are more fully described in Note (8), are:

     . The lease by the Company of a facility in El Paso, Texas, from a trust in which J.A. Cardwell, Sr. is a 50.0% beneficiary, to operate the Company's retread plant and made lease payments of $72,000 and $107,000 for the years ended December 31, 1999 and 2000, respectively. Subsequent to the sale of the Company's retread plant in 1999, the lease agreement was terminated.

     . The lease by the Company of an office building in which the Company's principal executive offices are located, from J.A. Cardwell, Sr. The Company made annual rent payments of $336,000 for each of the years ended December 31, 1999, 2000, and 2001.

     . The lease by the Company of the Stopping Center, located in Effingham, Illinois, from Truck Stop Property Owners, Inc., which is partially owned by Travis Roberts, a current officer of the Company. The Company made rental payments of $1.1 million for the year ended December 31, 1999, and $1.2 million for each of the years ended December 31, 2000 and 2001.

     . The lease by the Company of the Stopping Center located in North Baltimore, Ohio, which was purchased from our previous lessor by TSP Holdings, LLC, a company wholly owned by James A. Cardwell, Jr., a current officer of the Company. Effective January 2002, the Company began leasing the site from TSP Holdings, LLC.

                                   (continued)
                                       31

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Long-Term Debt

          Long-term debt at December 31, 2000 and 2001, is presented below.

                                                                                           2000             2001
                                                                                           ----             ----
                                                                                               (in thousands)
Five-year revolving credit facility in an original aggregate principal amount of
$85.0 million, with a commitment reduction to $60.0 million per the 2001 amended senior credit facility, which includes a $10.0 million sublimit for stand-by letters of credit. Interest at either the bank's prime rate or the Eurodollar rate plus an applicable margin is payable as draws mature. The weighted average interest rate was 5.4% at December 31, 2001. Any principal amount outstanding up to $35.0 million at July 23, 2002, will automatically convert to a term loan A.
Following conversion, $25.0 million will be available on a revolving basis until maturing July 23, 2004. The term loan A is payable in 8 equal quarterly installments. Interest at either the bank's base rate plus 2.0% or the
Eurodollar rate plus 3.5% is payable quarterly. Commitment fees of 0.5% on undrawn funds are paid quarterly. Borrowings are collateralized by substantially
all of the Company's assets.                                                            $   28,200      $   29,800

Seven-year term note under the 2001 amended senior credit facility in an original amount of $40.0 million maturing July 23, 2006. The note is payable in
24 consecutive quarterly installments varying from $250,000 to $6.0 million commencing September 30, 2000. Interest at either the bank's prime rate plus
2.25% or the Eurodollar rate plus 3.75% is payable quarterly. The weighted average interest rate was 10.1% at December 31, 2001, as a result of partial
Swap with the lender as required under the loan agreement. The Swap expired on
December 31, 2001 and was renewed as of that date with an expiration date of
December 31, 2003, which is more fully described in Note (13). The note is
collateralized by substantially all of the Company's assets.                                39,500          38,500

10 1/2% Senior Notes due 2007 (the "10 1/2 Notes") in an original aggregate principal amount of $135.0 million, net of unamortized discount of $574,000 and
$493,000 as of December 31, 2000 and 2001, respectively. Interest on the 10 1/2
Notes payable on February 1 and August 1 of each year. The 10 1/2 Notes are effectively subordinate to the loans outstanding under the 2001 amended senior
credit facility to the extent of the value of the assets securing such loans.              134,426         134,507

15% Senior Discount Notes ("15 Notes"), due 2008, net of an unamortized discount of $49.1 million to yield an effective rate of 18.7%. Interest on the 15 Notes is payable on February 1 and August 1 of each year, beginning February 1, 2005.
The 15 Notes will be effectively subordinated to the loans outstanding under the
2001 amended senior credit facility, the 10 1/2 Notes and the 12 1/2 Notes.                 53,792          64,311

12 1/2% Senior Notes due June 2002 (the "12 1/2 Notes") in an original aggregate principal amount of $100.0 million. As part of the 1997 recapitalization, approximately 94.0% of the 12 1/2 Notes were retired. Interest on the 12 1/2
Notes is payable on June 1 and December 1 of each year beginning December 1,
1994. The 12 1/2 Notes may be redeemed at 100%, at any time.                                 6,190           6,190

Obligation under equipment capital lease                                                       264               -
                                                                                        ----------      ----------

Total long-term debt                                                                       262,372         273,308
Less current portion                                                                         1,264          14,640
                                                                                        ----------      ----------
Long-term debt, excluding current portion                                               $  261,108      $  258,668
                                                                                        ==========      ==========

                                  (continued)
                                       32

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company had standby letters of credit outstanding under the respective revolving credit facilities at December 31, 2000 and 2001. For each of the years ended December 31, 2000 and 2001, the standby letters of credit, principally related to unfunded insurance claims were $2.3 million and $6.0 million, respectively. Various other standby letters of credit totaled $298,000 and $721,000 for the years ended December 31, 2000 and 2001, respectively.

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

     Since the Recapitalization, the Company has made significant investment in network expansion through the purchase and construction of new Stopping Centers funded primarily with draws on the senior credit facility as well as internally generated cash. Through December 31, 2001, these new site expenditures totaled approximately $72.2 million. New Stopping Centers typically take approximately three years before reaching initial earnings maturity, thus limiting the immediate cash flow provided by these new operations. These factors, coupled with current economic trends such as a slowdown in freight and a decrease in diesel demand and related customer traffic at the sites, required the Company to obtain a waiver of certain March 31, 2001 financial covenants through May 14, 2001.

     Effective May 14, 2001 the Company obtained approval from its lenders of an amendment to its senior credit facility which, among other things, amended certain of its financial covenants, established new covenants on its senior secured leverage and capital expenditures, reduced the size of its revolver commitment from $85.0 million to $60.0 million, and adjusted the pricing spread on both the revolver and its $40.0 million original principal Term B loans to current market levels. The Company is currently in compliance with all financial covenants under the 2001 senior credit facility and management believes that the 2001 amended senior credit facility provides the Company with the flexibility to continue to maximize its business in light of the current economic environment discussed above. The fees and expenses related to this amendment totaled approximately $1.3 million, most of which was capitalized as deferred financing costs and are being amortized over the remaining life of the 2001 amended senior credit facility.

     The Indentures for the long-term debt and the 2001 amended senior credit facility agreement each contain certain covenants, including without limitation, covenants with respect to the following matters: (i) limitation on indebtedness;
(ii) limitation on restricted payments; (iii) limitation on sales of restricted subsidiary stock; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on disposition of proceeds of asset sales;
(vii) limitation on distributions and other payment restrictions affecting restricted subsidiaries; (viii) restrictions on mergers and certain transfers of assets and (ix) in the case of the 2001 amended senior credit facility financial covenants covering leverage, cash flows, capital expenditures, EBITDA (as defined), interest coverage, and minimum net worth.

                                   (continued)
                                       33

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Estimated principal payment requirements on long-term debt obligation are as follows:

Fiscal Year Ending                                 (in thousands)
------------------                                 --------------
2002                                                    14,640
2003                                                    15,900
2004                                                    13,950
2005                                                    18,000
2006                                                    12,000
Thereafter                                             248,370
Less unamortized discount                              (49,552)
                                                     ---------
   Total                                             $ 273,308
                                                     =========

(7) Accrued Expenses and Other Liabilities

     The following is a summary of accrued expenses and other liabilities at December 31, 2000 and 2001:

                                                             2000          2001
                                                           -------       -------
                                                               (in thousands)
Accrued expenses:
 Employee related expenses                                 $ 5,140       $ 8,558
 Taxes payable-sales, fuel and property                      3,541         3,926
 Interest expense                                            6,229         6,023
 Other                                                       6,928         7,019
                                                           -------       -------
 Total                                                     $21,838       $25,526
                                                           =======       =======

(8) Related Party Transactions

     Amounts due to and from affiliates as of December 31, 2000 and 2001, consist of the following:

                                                             2000          2001
                                                           -------       -------
                                                             (in thousands)
Due from affiliates:
   El Paso Amusement Company                               $   275       $   231
   C&R Distributing, Inc.                                       78           143
   Petro Truckstops, Inc.                                      875           443
   Petro Travel Plaza, LLC                                   1,166           570
   Cardwell Group                                              647           647
   Volvo                                                        --           172
   Other                                                       275           214
                                                           -------       -------
       Total                                               $ 3,316       $ 2,420
                                                           =======       =======

Due to affiliates:
   El Paso Amusement Company                               $   225       $   197
   C&R Distributing, Inc.                                      314           203
   Mobil Diesel Supply Corporation                          25,247        14,399
   ExxonMobil                                                4,067         2,583
   Petro Travel Plaza, LLC                                      --           144
   Volvo                                                        33            --
   Other                                                        16             3
                                                           -------       -------
       Total                                               $29,902       $17,529
                                                           =======       =======

                                   (continued)
                                       34

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Many of the relationships described below between the Operating Partnership and entities affiliated with the Cardwell Group were entered into prior to 1992, when the Cardwell Group or their affiliates owned 100% of the Operating Partnership. Prior to 1997, other than Board of Director approval, there was no formal procedure to ensure that related-party contracts contained arms-length terms and competitive pricing. Management believes that all of its existing related-party transactions are on terms comparable to those which could have been received in an arms-length transaction.

     Since 1997, all new related-party transactions or the renewal of existing related-party transactions have been subject to a process whereby the project is competitively bid, and, if awarded to a related-party, is reviewed by a member of senior management not affiliated with the Cardwell Group, ExxonMobil, Volvo, Volvo Trucks, or the LLC to ensure that the contracts contain arms-length terms and competitive pricing. Management believes this process ensures that its current affiliated transactions are on arms-length terms.

     In July 1999, the Company entered into two ten-year supply agreements with ExxonMobil. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Stopping Centers' diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline is available for sale, and under the other of these agreements, the Company purchases lubricants, based upon minimum purchase commitments at the prices set forth in the agreements.

     Under a Consent Decree issued by the Federal Trade Commission in connection with the merger of Mobil Oil Corporation and Exxon Corporation, ExxonMobil is unable to sell direct branded fuel products in certain markets. There are two Stopping Centers in these markets. The Company does not believe that the loss of the Mobil diesel brand in these markets has had a material adverse effect on either its volumes or results of operations.

     The diesel fuel sold at all but two company-operated Stopping Centers and some of the Company's franchise operated Stopping Centers is branded Mobil Diesel, and all of the company-operated Petro:Lubes(R) feature Mobil Delvac lubricants. Under the fuel supply agreement and the agreement for the resale of oils and greases with ExxonMobil, both dated July 23, 1999, the Company agreed to purchase Mobil branded lubricant products and Mobil branded diesel fuel for sale and distribution under Mobil's trademarks at the company-operated Stopping Centers and five of the Company's franchise operated truck stops and Mobil branded gasoline for sites as selected by ExxonMobil, as limited however, by existing contractual obligations to purchase gasoline from other suppliers. The ExxonMobil Supply Agreements require that the Company purchase from ExxonMobil-specified distribution terminals, a minimum number of gallons of diesel fuel on an annual basis, as adjusted based upon product availability and other circumstances therein described. For 2001, the Company's annual volume commitment was 187.6 million gallons of Mobil diesel under the fuel supply agreement and 1.4 million gallons of Mobil lubricants under the lubricant supply agreement. This constitutes approximately 37.1% of the Company's current diesel fuel requirements and approximately 72.7% of the Company's lubricant requirements.

     If the Company does not purchase any diesel fuel from ExxonMobil under the ExxonMobil Supply Agreements, the maximum penalties in any year would be $0.0035 per gallon, multiplied by the annual volume commitment as provided for in the ExxonMobil Supply Agreements, plus additional amounts for each new Stopping Center opened and which ExxonMobil agrees to supply. As a result of the ExxonMobil Supply Agreements and to comply with the laws governing the branding of diesel fuel, if ExxonMobil is unable to supply 100% of the Company's diesel fuel demand due to limited product availability, Mobil Diesel Supply Corporation ("MDS"), a wholly owned subsidiary of ExxonMobil, purchases additional diesel fuel from third-party suppliers and then sells it to the Company. Under the terms of the ExxonMobil Supply Agreements, the Company may continue to negotiate with third-parties regarding price and other terms, and then designate them to MDS. Third-party suppliers are approved by ExxonMobil if the fuel to be supplied by the third-party meets all federal, state, and local diesel requirements. The Company's fuel purchase arrangement with MDS enables the Company to meet its diesel fuel needs and to comply with branding laws, which require ExxonMobil to first take possession of the fuel before it can be branded as Mobil diesel.

     The ExxonMobil Supply Agreements allow the Company to negotiate for the purchase of diesel fuel with third-party suppliers approved by MDS. If the Company is able to obtain a lower diesel fuel price from a third-party supplier approved by MDS in a particular market area, the Company may request that ExxonMobil meet the lower price or allow a portion of its diesel fuel requirements to be supplied from the MDS approved third-party supplier, in which case MDS would purchase the diesel fuel from the supplier and resell the product to the Company. Any change in supply source, other than a change resulting from ExxonMobil's inability to supply, does not affect the Company's requirement to purchase the annual minimum number of gallons from ExxonMobil-specified distribution terminals as provided in the ExxonMobil Supply Agreements. The ExxonMobil Supply Agreements also place a limit on the maximum number of gallons of diesel fuel that the Company may lift monthly from ExxonMobil-specified distribution terminals. Prices to be charged for fuel sold to the Company under the ExxonMobil Supply Agreements are based on referenced prices minus discounts and plus delivery costs. Upon the expiration of the ten-year initial term, the ExxonMobil Supply Agreements are renewable for another five-year term at

                                  (continued)
                                       35

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the option of ExxonMobil; however, the Company has the ability to terminate the agreements at the end of the ten-year term at a price based on a formula provided for in the ExxonMobil Supply Agreements.

     The Company purchases diesel fuel and gasoline for each of its company-operated Stopping Centers on a daily basis. Each location typically maintains a one to three day inventory of fuel. During 2001, the Company purchased 94.2% of its diesel fuel and gasoline through ExxonMobil or MDS, approximately 78.3% of which was third-party fuel purchased through this arrangement, which includes fuel purchases lifted at a third-party terminal but sold by ExxonMobil under an exchange or arrangement. The approximate aggregate amount purchased under the ExxonMobil Supply Agreements for the year ended December 31, 2001 totaled $696.9 million.

     The office building in which the Company's principal executive offices are located is owned by J.A. Cardwell, Sr., the Chief Executive Officer and Chairman of the Company. The Company leases the entire building under a lease expiring on December 31, 2005. Under the lease, the Company pays rent totaling $336,000 per year which was paid for each of the years ended December 31, 1999, 2000, and 2001. In addition to rent, the Company is required to pay all taxes, maintenance, and other operating expenses related to the leased building.

     The Stopping Center located in Effingham, Illinois, is owned by Truck Stop Property Owners, Inc. ("Truck Stop"), a corporation partially owned by Travis Roberts, and five former employees of the Operating Partnership. Mr. Roberts is a current officer of the Operating Partnership and owns 22.0% of the stock of Truck Stop. The Company leases the Effingham site under a lease expiring in May 2006, which provides for adjustable base rent payments tied to interest rates, plus taxes, and operating expenses. The Company has three consecutive options to renew the lease for terms of five years each at rental rates equal to the base rent, plus certain adjustments at the time of renewal. The Company also has the right of first refusal to purchase the Stopping Center at any purchase price agreed upon between Truck Stop and a third-party. The Company made rental payments to Truck Stop of $1.1 million on this property in the year ended December 31, 1999, and $1.2 million for each of the years ended December 31, 2000 and 2001.

     The Stopping Center located in North Baltimore, Ohio, was purchased from the previous lessor by TSP Holdings, LLC, a company which is wholly owned by James A. Cardwell, Jr., a current officer of the Company. Effective January 8, 2002, the Company leased the North Baltimore site under a lease, with an initial ten-year term and two consecutive renewal options of five years each. Pursuant to the terms of the lease agreement, the Company has the option to purchase the Stopping Center at a purchase price of $5.6 million anytime during the lease. Under the lease terms the Company pays rent totaling $682,080 per annum.

     Under the terms of an agreement with C&R Distributing, Inc. ("C&R"), the Company currently purchases Chevron branded gasoline and motor oils at cost for three of its facilities from C&R. The sole shareholder of C&R is Nevada Trio, Inc., a Nevada Corporation, which is 100% owned by the Cardwell Group. The C&R fuel agreement requires the Company to keep Chevron unleaded gasoline, regular gasoline, and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, the Company entered into a product services agreement with C&R which terminates in December 2004, under which C&R provides the Company with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. In 2000, the Company entered into a fuel carrier agreement with C&R which terminates in March 2003, under which C&R provides the Company with fuel hauling within various specified markets designated by the Company. The C&R agreements provide that C&R will charge the Company for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The C&R fuel agreement is exclusive but allows the Company to cancel the agreement with 30 days prior notice. The C&R services agreement is non-exclusive and allows the Company to enter into similar agreements with other parties. The C&R fuel carrier agreement is exclusive with respect to the Stopping Centers as defined per the agreement. C&R sales of fuel and lubricants and truck hauling fees, aggregating $3.7 million, $6.2 million, and $7.1 million for the years ended December 31, 1999, 2000, and 2001, respectively, were charged to the Company. Additionally, the Company sells diesel fuel to C&R, at the Company's cost, which aggregated to $100,000, $87,000, and $2.4 million for the years ended December 31, 1999, 2000, and 2001, respectively.

     On July 23, 1999, Volvo and the Company entered into an Operating Agreement related to the warranty, maintenance, and service work the Company will provide to Volvo managed vehicles, the sale by the Company of Volvo truck parts, joint advertising and marketing initiatives, and the co-development of

                                  (continued)
                                       36

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stopping Centers by Volvo and the Company to utilize truck stop space for Volvo truck sales and marketing.

     Highway Service Ventures, Inc., a corporation in which J.A. Cardwell, Sr. owns a 32.5% interest, operates four franchised Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia pursuant to franchise agreements with the Company. None of these franchise agreements contain terms that are any more favorable to the franchisee than the terms in any of the Company's other franchise agreements.

     In May 1992, the Company leased a facility in El Paso, Texas, from a trust in which J.A. Cardwell, Sr. is a 50.0% beneficiary, to operate the Company's retread plant, which produced retread tires for sale at Stopping Centers (including franchisees) and to others. The Company made lease payments of $72,000 and $107,000 for the years ended December 31, 1999 and 2000, respectively. In addition, the Company sold retread tires to El Paso Tire Center, Inc., a corporation owned 100% by J.A. Cardwell, Sr. Such sales amounted to $33,000 for the year ended December 31, 1999. Subsequent to the sale of the Company's retread plant in 1999, the lease agreement was terminated.

     Pursuant to the terms of that certain Limited Liability Company Operating Agreement dated as of December 5, 1997, (the "Agreement") the Company formed a limited liability corporation, Petro Travel Plaza LLC ("LLC"), with Tejon Development Corporation ("Tejon") to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the Agreement among the Operating Partnership, Tejon, and Tejon Ranch Company, as guarantor, the Company made an initial capital contribution of $2.0 million for working capital and inventory, which is its basis for the investment in this venture. Pursuant to the Agreement, the LLC financed construction of the location with a non-recourse credit facility, the Company receives a management fee of $250,000 per annum, and as a 40.0% member of the LLC, the Company receives 40.0% of the location's operating earnings which is accounted for using the equity method. This Stopping Center location began operations in June 1999.

     Concurrently with the formation of the Operating Partnership in May 1992, J.A. Cardwell, Sr., James A. Cardwell, Jr., and officers and directors of the Company, executed an Option and Right of First Refusal Agreement which granted to the Company and other parties the options, which expire in December 2006, to purchase certain properties owned by the Cardwell Group or their affiliates that are located near or adjacent to certain of the Company's Stopping Centers, and a right of first refusal on these properties. The price at which an option property may be purchased will be equal to the fair market value of the property when the option is exercised as determined by an appraisal.

     J.A. Cardwell, Sr., James A. Cardwell, Jr., and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0%, and 10.0%, respectively, of the stock of C&PPR, Inc. ("C&PPR"). James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. ("Petro Truckstops") and Petro Beverage, Inc. The Company entered into agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc. to engage in retail sales of beer, wine or wine coolers at a limited number of its facilities. The agreements continue in effect until terminated by either party. Under the agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc., the Company agreed to operate the alcohol sales business at these locations in exchange for 15.0% of the gross receipts generated from alcoholic beverage sales of which 5.0% is the Company's reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to the Company are intended to be approximately equal to the gross profit received by the above entities. The Company's revenues in connection with the C&PPR agreement were $74,000, $69,000, and $72,000 for the years ended December 31, 1999, 2000, and 2001, respectively. The Company's revenues in connection with the Petro Beverage, Inc. agreement were $5,600, $4,400, and $6,800 for the years ended December 31, 1999, 2000, and 2001, respectively. The Company's revenues in connection with the Petro Truckstops agreement were $29,000, $31,000, and $40,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

     Concurrently with the formation of the Operating Partnership in May 1992, Motor Media, Inc. ("Motor Media"), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with the Company (the "Motor Media Agreement"), under which Motor Media leases floor and wall space at all Stopping Centers operated by the Company and sells space for in-store advertising to third parties. Under

                                  (continued)
                                       37

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Motor Media Agreement, the Company and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. Motor Media received $177,000, $149,000, and $69,000, before its selling, maintenance, and administrative expenses, for the years ended December 31, 1999, 2000, and 2001, respectively, representing its share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide. The term of the Motor Media Agreement is through April 2002, after which will be automatically extended until canceled by either party with 60 days written notice.

     Under an existing agreement (the "Amusement Agreement") between El Paso Vending and Amusement Company ("EPAC"), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and the Company, EPAC originally furnished video and other games to four of the company-operated Stopping Centers and serviced these games. Pursuant to the Amusement Agreement, which expires in May 2002 (unless earlier terminated by either party), the Company paid 40.0% of the revenues generated by the games to EPAC and retained the remaining 60.0%. Beginning November 1994, the arrangement was modified to pay 50.0% of the revenue generated by the games to EPAC and 50.0% to the Company. The Amusement Agreement has been further amended to cover a total of 31 of the company-operated Stopping Centers. Under the amended Amusement Agreement, EPAC guarantees a minimum annual revenue to the Company of $180,000 with respect to one site and with respect to two other of the sites, the Company pays 40.0% of the revenues generated by the games to EPAC and retains the remaining 60.0%. EPAC received $2.7 million, $2.5 million, and $2.5 million in revenues generated from the furnishing and servicing games located at the Stopping Centers for the years ended December 31, 1999, 2000, and 2001, respectively.

     Since June 1993 the two Stopping Centers located in Louisiana featured video poker games housed in a separate on-site facility and operated by a third-party, Petro Truckstops, Inc., an affiliate, who, under terms of a contract, pays 95.0% of revenue collected to the Company and retains 5.0% for operating expenses in accordance with a lease agreement. The Amusement Agreement has been amended to extend its term through May 2002. Payments to the Company under this arrangement aggregated $1.7 million and $102,000 for the years ended December 31, 1999 and 2000, respectively. The Company was required to and did phase out video poker operations at the Hammond facility at the end of June 1999. During the year ended December 31, 1999, the Hammond location generated approximately $603,000 of revenue from video poker. In order to satisfy state law requirements, the Company leased the Shreveport fuel island operation to Petro Truckstops, Inc. in February 2000 which operates the video poker offering. Pursuant to the terms of that certain Property Lease Agreement, dated November 12, 1998, ("Property Agreement") between the Operating Partnership and Petro Truckstops, Inc., the Company receives rental income of $1.3 million. Total rental income for the years ended December 31, 2000 and 2001 amounted to $1.1 million and $1.2 million, respectively. The Company also receives a management fee of $250,000 per annum. For the years ended December 31, 2000 and 2001, total management fees received totaled $229,000 and $250,000, respectively. Additionally, the Company sells diesel fuel to the Shreveport location. For the years ended December 31, 2000 and 2001, total gallons sold approximated 15.6 million and 17.9 million, respectively.

     Management fees of $175,000 were earned by ExxonMobil, for the year ended December 31, 1999, in accordance with the terms of the Operating Partnership's Partnership Agreement. Subsequent to the Recapitalization discussed in Note (1), these fees were discontinued.

     The Company entered into a management consulting agreement with Chartwell, commencing January 30, 1997, pursuant to which Chartwell provided the Company with certain management, advisory, and consulting services for a fee of $600,000 per year during the term of the agreement, plus reimbursement of certain expenses. For the year ended December 31, 1999, the Company paid Chartwell $408,000 under this agreement. Subsequent to the Recapitalization discussed in Note (1), these fees were discontinued.

     Concurrently with the Recapitalization, and in compliance with applicable Internal Revenue Code and Treasury Regulation provisions dealing with recourse debt, J.A. Cardwell, Sr., James A. Cardwell, Jr.,

                                  (continued)
                                       38

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and Petro, Inc. each entered into an indemnity agreement under which each agreed to indemnify the Operating Partnership and Holdings, and the general and limited partners thereof in the event that the indemnified parties are required to pay any current indebtedness or any other liabilities of Holdings or the Operating Partnership after a default, acceleration by the creditor and exhaustion of any collateral securing the credit facility. No payments have been made under these agreements.

     Each of the related parties and/or affiliates of the Company included in the transactions described in this section, with the exception of MDS, ExxonMobil, Chartwell, Volvo, Volvo Trucks, Truck Stop, and the LLC is owned or controlled to some degree by a member or members of the Cardwell Group. Related-party transactions, other than those specifically discussed above, generally arise in the ordinary course of business as a result of the Company's purchase of trade accounts receivable or receipt of franchisee fees from Highway Service Ventures, Inc. For the years ended December 31, 1999, 2000, and 2001, the Company purchased receivables from an affiliated franchisee in the amounts of $17.1 million, $20.3 million, and $14.2 million, respectively and received franchise fees from an affiliated franchisee of approximately $1.0 million in each of the years ended December 31, 1999 and 2000, and $1.2 million for the year ended December 31, 2001.

(9) Partners' Deficit

Ownership

     Under the Holdings' partnership agreement (the "Holdings' Partnership Agreement"), the partners delegated management authority to a seven member Board of Directors. The Cardwell Group, Volvo Trucks, and Mobil Long Haul have the right to appoint two persons each to the Board of Directors. These three partners also have the right to veto certain major partnership decisions. The seventh member of the Board of Directors is Mr. Larry Zine, who served as the Operating Partnership's executive vice president and chief financial officer from December 1996 to July 1999, and also as its president from January 1999 to July 1999.

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

     The Class B preferred partnership interests are owned by Mobil Long Haul and accrue cumulative preferred returns at a rate of 12.0% per annum and are convertible into 3.9% of the common partnership interests in Holdings at any time prior to mandatory redemption on the tenth anniversary date of the closing of the Recapitalization. Upon conversion into a common partnership interest (or as soon thereafter as cash may be available) the accrued preferred return on the Class B preferred partnership interest will be paid. The Company had accrued and unpaid preferred returns on the mandatorily redeemable preferred partnership interest totaling to $6.0 million, $8.9 million, and $12.2 million at December 31, 1999, 2000, and 2001, respectively.

Distributions

     Under the terms of the Holdings' Partnership Agreement (and prior to the Recapitalization, the Operating Partnership Agreement), Holdings is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to the allocation of

                                  (continued)
                                       39

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxable income to such partner by Holdings. Tax distributions are based on separate allocations of taxable income of Holdings. Distributions for the years ended December 31, 1999, 2000, and 2001 were $980,000, $1.9 million, and
$10,000, respectively. In addition to the tax distribution for the year ended December 31, 2001, the partners received a tax refund in the amount of $105,000.

     As of December 31, 2001, the historical net book value of assets and liabilities was approximately $24.3 million greater than the associated net tax basis of those assets and liabilities.

Allocations of Income

     In any fiscal year, Holdings' profits shall be allocated among the preferred limited partners according to their preferred sharing percentages until the cumulative amount of cash distributed equals the cumulative amount of cash distributed in payment of unpaid preferred return to the preferred limited partners. Profits for any fiscal year are allocated first to those partners to which losses have previously been allocated, then pro rata to the common limited partners. Losses for any fiscal year shall be allocated first to common partners then to preferred partners.

     Upon liquidation of Holdings, the proceeds will be distributed first to creditors; next to Class A and Class B preferred interests, next, pro rata, to partners who have distribution shortfalls; then to common partnership interests to the extent of unrecovered capital, and lastly, pro rata, to the partners in accordance with their positive capital account balances.

(10) Employee Benefits

     The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees (the "Plan"). Company contributions equal 50.0% of the participants' contributions up to 4.0% of the participants' annual salary and aggregated approximately $350,000, $327,000, and $372,000 for the years ended December 31, 1999, 2000, and 2001, respectively. Other than those discussed below, there were no other post employment or retirement plans at December 31, 1999, 2000, and 2001.

     The Plan failed to correctly perform the requirements under Section 401(k)(3)(ii) of the Internal Revenue Code of 1986, as amended (the "Code"),
Section 401(m) of the Code and the underlying Treasury Regulations (hereinafter referred to as the ADP/ACP Test) for the Plan years 1992-1996. In addition, the Plan failed to allocate forfeitures of employee contributions in accordance with the terms of the Plan since its inception and prior to 1997. Management of the Company believes it has identified all operational defects of the Plan, and has taken corrective actions to ensure future compliance. In April 1999, the Internal Revenue Service issued a ruling allowing the Company to take corrective action with regards to the Plan pursuant to the IRS Walk in Closing Agreement Program ("Walk in Cap"). Under the approved Walk in Cap settlement, the Company paid $250,000 in contributions and $35,000 in penalties. The Company completed this settlement in March 2000.

     During 1998, the Company established the Petro Stopping Centers Deferred Compensation Plan (the "Comp Plan") for key employees. Under the Comp Plan, the participants may defer base compensation and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The Company will credit matching deferrals for each participant equal to 50.0% of the first 4.0% of the participant's compensation up to $9,500 per year. Company matched deferrals will vest at 20.0% after one year of service and an additional 20.0% for each year thereafter. The Plan Trustee will invest each participant's account balance in a separate account. The participants are general creditors of the Company with respect to these benefits. The total of participant deferrals, which is reflected in accrued expenses and other liabilities, was $463,000, $702,000, and $765,000 at December 31, 1999, 2000,
and 2001, respectively. The Company's matched deferral expenses for the years ended December 31, 1999, 2000, and 2001, totaled $27,000, $31,200, and $25,300, respectively.

                                  (continued)
                                       40

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Partnership Interests Option Plan

     The Company has established an equity incentive plan ("Option Plan") to attract and retain key personnel, including senior management, and to enhance their interest in the Company's continued success. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. The Company provides the disclosures required by SFAS No. 123.

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

     Options are granted at an exercise price not less than market price at the date of grant. As an entity without publicly traded equity securities, the Board of Directors must determine in good faith the market price of the option at the date of grant. In the event of very recent transactions involving the Company's partnership interests, the market price of the option is based on the value of the interests determined in those transactions. In the absence of very recent transactions, the plan provides a formula for determining an approximation of market price based on a multiple of the Company's latest four quarters of EBITDA, less indebtedness, and the mandatorily redeemable preferred partnership interests. The 1997 grants were made at or about the time of the 1997 recapitalization and, therefore, the market price ($2,814 per .01% interest) was based on the valuation of the Company's common partners' capital determined in connection with the 1997 recapitalization. The 1998 market price ($3,010 per ..01% interest) and the 2000 market price ($3,086 per .01% interest) were determined by the provisions of the plan since there were no recent transactions. Based on facts and circumstances at the time, the Board of Directors concluded the amount as determined by the provisions of the plan was a reasonable determination of market price.

     Vesting occurs over four years at 25.0% per year. At December 31, 2001, approximately 8.92% of the partnership interests were exercisable, all at an exercise price of $2,943, and all of which expire in 2007. Participants become fully vested upon the occurrence of a Change in Control (as defined in the plan), upon a sale of substantially all of the assets of the Company, upon the liquidation of the Company, upon the Company's consummation or adoption of a plan to make an Extraordinary Distribution of Redemption (as defined in the plan) or a closing of an initial public offering of equity securities. Options may be exercised at any time, to the extent that such options are exercisable. All options expire on the earlier to occur of (i) the tenth anniversary of the date the option was granted, (ii) one year after the participant ceases to be an employee of the Company due to retirement, death or disability, (iii) immediately, if the participant ceases to be an employee of the Company for cause, or (iv) ninety days after the occurrence of the termination of the participant's employment with the Operating Partnership, for any reason other than (ii) or (iii) above. A participant, as defined in the plan, shall have no rights as a limited partner until the date the participant is duly admitted into the partnership. In general, a Class B Common Limited Partner may not participate in partnership profits, losses or gains, or participate in distributions from operations or receive tax distributions; however, a participant may participate in liquidating distributions. Additionally, a Class B Common Limited Partner shall not have any voting rights.

     The Company has awarded options to Mr. Larry Zine to purchase 3.91% of the common limited partnership interests of the Company at a price of $2,814 per each 0.01 (one hundredth) percent granted pursuant to the terms of Mr. Zine's employment agreement. As a result of the purchase of Chartwell's interests described in Note (1), these options became fully exercisable.

                                  (continued)
                                       41

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the status of the Company's outstanding partnership interest options are as of December 31, 1998, 1999, 2000, and 2001, and changes during the years then ended is as follows:

                                             Percentage   Exercise
                                             Interests    Price (1)
                                             ----------   ---------

Options outstanding at December 31, 1998..     13.57       $3,010
     Granted .............................        --       $   --
     Exercised ...........................        --       $   --
     Expired/Cancelled/Forfeited .........     (1.82)      $3,089
                                               -----       ------
Options outstanding at December 31, 1999..     11.75       $2,998
     Granted .............................       .90       $4,221
     Exercised ...........................        --       $   --
     Expired/Cancelled/Forfeited .........      (.30)      $3,015
                                               -----       ------
Options outstanding at December 31, 2000..     12.35       $3,086
     Granted .............................        --       $   --
     Exercised ...........................        --       $   --
     Expired/Cancelled/Forfeited .........     (2.74)      $3,266
                                               -----       ------
Options outstanding at December 31, 2001..      9.61       $3,035

     (1)  Weighted average per .01% interest

     Had compensation expense been determined consistent with SFAS No. 123, the Company's net income (loss) for the years ended December 31, 1999, 2000, and 2001 (no options were granted in 1999 or 2001) would have been recorded in the following pro forma amounts:

                            1999      2000       2001
                           -------   -------   ---------
                                  (in thousands)
Net loss - as reported..   $(4,638)  $(4,956)   $(13,774)
Net loss - pro forma ...   $(4,923)  $(5,106)   $(13,932)

     The fair value of the option granted, $4,192 per .01% interest in 2000, for the purposes of the pro forma disclosures is estimated using the minimum value method with the following assumptions used for grants of all options:

                              2000
                              ----
Risk-free interest rate..     5.66%
Dividend yield ..........       --
Expected lives in years..       10

(12) Commitments and Contingencies

     From time to time the Company is involved in ordinary routine litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on the consolidated financial position or results of operations.

                                  (continued)
                                       42

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Financial Instruments

     Historically, the Company has not entered into significant long-term contracts with fuel suppliers other than the two ten-year supply agreements with ExxonMobil entered in July 1999 and has engaged in only limited hedging activities. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Stopping Centers' diesel fuel and gasoline requirements in those markets in which Mobil branded diesel and gasoline are available for sale, and under the other of these agreements, the Company purchases lubricants, based upon minimum purchase commitments at the prices set forth in the agreements, see Note (8). Both supply agreements with ExxonMobil qualify as normal purchasing derivative instruments. As of and for the years ended December 31, 2000 and 2001, the Company was not a party to any futures or option contracts.

     As of December 31, 2000 and 2001, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, trade accounts receivable, trade accounts payable, and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of the 2001 amended senior credit facility approximate fair value due to the floating nature of the interest rate. The Company's principal market risk as it relates to long term debt is its exposure to changes in interest rates. The fair value of all three series of Senior Notes has been estimated based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

     The following table reflects the carrying amount and estimated fair value of the Company's financial instruments, as of December 31:

                                              2000                    2001
                                      Carrying                Carrying
                                       Amount    Fair Value    Amount    Fair Value
                                      --------   ----------   --------   ----------
                                                     (in thousands)
Balance sheet financial instruments
   Long-term debt                     $262,372    $225,667    $273,308    $210,564
Other financial instruments
   Interest rate swap agreements            --          --          --         164

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivatives to manage well-defined interest rate risks. At December 31, 2000 and 2001, the Company was party to an interest rate swap agreement which was a cash flow hedge and qualifies for the shortcut method under SFAS No. 133. At December 31, 2001, the swap agreement had a notional amount of $19.3 million. Under this agreement, the Company pays a fixed rate of 6.395% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The transaction effectively changes a portion of the Company's interest rate exposure from a floating rate to a fixed rate basis. For the year ended December 31, 1999, the effect of the swap was to increase the rate the Company was required to pay by 0.66%, which resulted in an increase in interest expense of approximately $264,000. For the year ended December 31, 2000, the effect of the swap was to decrease the rate the Company was required to pay by 0.11%, which resulted in a reduction in interest expense of approximately $7,000. For the year ended December 31, 2001, the effect of the swap was to increase the rate the Company was required to pay by 2.0%, which resulted in an increase in interest expense of approximately $397,000. As of December 31, 2001, the interest rate swap had a negative fair value of $164,000 which has been recorded in other liabilities and accumulated other comprehensive loss.

     The primary risks associated with swaps are the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contracts. Based on review and assessment of

                                  (continued)
                                       43

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

counterparty risk, the Company does not anticipate non-performance by the other party. The Company does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of counterparties.

(14) Environmental Matters

     The Company`s operations and properties are subject to extensive federal and state legislation, regulations, and requirements relating to environmental matters. The Company uses underground and above ground storage tanks (each a "UST") to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. The Company is also subject to regulation in certain locations relating to vapor recovery and discharges into the water. As a result of work done in 1999 to upgrade the Company's USTs as required by state and federal law, the Company anticipates some site remediation will be required in Corning, California. The Company has incurred approximately $61,000 in remediation costs as of December 31, 2001 related to Corning, California. Management does not believe any additional required remediation will have a material adverse effect on the Company's consolidated financial condition or results of operations. Management believes that all of the Company's USTs are currently in compliance in all material respects with applicable environmental legislation, regulations, and requirements.

     In connection with its ownership of the properties and operation of its business, the Company may be subject to liability under various federal, state, and local environmental laws, ordinances, and regulations relating to cleanup and removal of hazardous substances (which may include petroleum and petroleum products) on, under, or in such property. Certain laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment site, regardless of whether such site is owned or operated by such person.

     The Company was a party to a proceeding with the United States Environmental Protection Agency ("EPA") regarding a waste oil storage and recycling plant located in Patterson, Stanislaus County, California (the "Patterson Site"). In the ordinary course of Company operations, waste oil products are generated which are required to be transported to off-site facilities for treatment and disposal. Between June 1991 and February 1995 the Company arranged for the transportation of waste oil products from the Corning location to the Patterson Site. Sometime in 1997 the owners of the Patterson Site abandoned operation of the site, the condition of the site began to deteriorate, and in October 1997 the EPA responded to a request for assistance from the California Department of Toxic Substances Control. Notwithstanding that the Company's activities with regard to the use of the Patterson Site were lawfully conducted and have not been challenged by the EPA, by EPA Order issued on August 12, 1998 ("Order"), the Company and numerous other companies were identified by the EPA as "generators, transporters or arrangers for disposal of hazardous substances" as those terms are defined under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C.,
Section 9601 to 9675, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and thus was named in the Order as potentially responsible parties, strictly liable under CERCLA for removal activities associated with the Patterson Site. The Company and approximately 20 of the other companies identified by the EPA have worked together to develop and carry out a plan of action for completion of the removal activities required by the EPA pursuant to the Order (the "Patterson Response Group"). The Patterson Response Group has completed all of the work mandated by the EPA at the Patterson Site and has received a final settlement and release from the EPA.

     Where required or believed by the Company to be warranted, the Company takes action at its locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. In light of the Company's business and the quantity of petroleum products that it handles, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 1999, 2000, and 2001, the Company's expenditures for environmental matters were $156,000, $143,000,

                                  (continued)
                                       44

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $128,000, respectively. See Note (2) for a discussion of its accounting policies relating to environmental matters.

     The Company accrues liabilities for certain environmental remediation activities consistent with the policy set forth in Note (2). In management's opinion, at December 31, 2000 and 2001, no accrual was deemed necessary based on existing facts and circumstances. The Company's accrual for environmental remediation expenses is based upon initial estimates obtained from contractors engaged to perform the remediation work as required by local, state, and federal authorities. It is often difficult to predict the extent and the cost of environmental remediation until work has commenced and the full scope of the contamination determined. Accruals are periodically evaluated and updated as information regarding the nature of the clean up work is obtained. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. Actual results, however, could differ from estimated amounts and those differences could be material. At December 31, 2000 and 2001, the Company has recognized approximately $161,000 and $250,000, respectively, in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

(15) Segments

     The Company has two reportable operating segments, company-operated truck stops and franchise truck stop operations.

     The Company operates 35 multi-service truck stops in the United States. The Company's facilities, which are known as Petro Stopping Centers, offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the years ended December 31, 1999, 2000, and 2001, the revenues generated from the company-operated truck stops were $714.7 million, $975.3 million, and $904.1 million, respectively.

     As of December 31, 1999, 2000, and 2001, the Company was a franchisor to 23, 22, and 20 Stopping Center locations, respectively. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. For the years ended December 31, 1999, 2000, and 2001, the revenues generated from the Company's franchise truck stop operations were $5.0 million, $5.5 million, and $10.0 million, respectively. The increase in franchise revenue for the year ended December 31, 2001 is due to a $5.0 million payment for the early termination of four franchise agreements. Franchise revenues include initial franchise fees and other revenue types, are combined in net revenues reported on the accompanying consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

(16) Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually in accordance with its provisions. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 which is superceded by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). We are currently required to adopt SFAS No. 142 as of January 1, 2002. We do not believe that the adoption of this statement will have a significant impact on our financial statements or results of operations.

                                  (continued)

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. Upon adoption of SFAS No. 143, an entity will use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liability, asset retirement costs and accumulated depreciation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We have not yet assessed the impact of adopting SFAS No. 143 on our financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No.
144. While SFAS No. 144 supersedes SFAS No. 121, retains many of the fundamental provisions of that Statement. We are currently required to adopt SFAS No. 144 as of January 1, 2002. We do not believe that the adoption of this statement will have a significant impact on our financial statements or results of operations.

(17) Selected Quarterly Financial Data (unaudited)

                               First      Second    Third          Fourth
2000                          Quarter     Quarter   Quarter        Quarter
----                          --------   --------   --------       --------
                                           (in thousands)
Net revenues ..............   $223,964   $230,603   $256,234       $269,996
Operating income ..........      5,528      7,715      7,472          4,166 (a)
Net income (loss) before
  minority interest .......     (1,728)       869       (226)        (3,838)(a)

                               First     Second     Third          Fourth
2001                          Quarter    Quarter    Quarter        Quarter
----                          --------   --------   --------       --------
                                           (in thousands)
Net revenues ..............   $236,214   $238,678   $236,727       $202,524
Operating income ..........      2,196      4,861      9,770 (b)      3,837
Net income (loss) before
  minority interest .......     (6,264)    (4,144)     1,119 (b)     (4,488)

(a) The significant decrease in operating income and net income (loss) before minority interest for the fourth quarter of 2000 is mostly due to reduced volumes and margins on fuel.

(b) The significant increase in operating income and net income (loss) before minority interest for the third quarter of 2001 is mostly due to the $5.0 million payment for the early termination of four franchise agreements previously disclosed.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Partners
Petro Stopping Centers Holdings, L.P.:

We have audited the accompanying consolidated balance sheets of Petro Stopping Centers Holdings, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, changes in partners' deficit and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro Stopping Centers Holdings, L.P. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule titled "Schedule II - Valuation and Qualifying Accounts" is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, the information as of and for the years ended December 31, 2000 and 2001 are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                         KPMG LLP

El Paso, Texas
February 22, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

The Board of Directors and Partners
Petro Stopping Centers Holdings, L.P.

     We have audited the accompanying consolidated statements of operations, changes in partners' deficit and comprehensive loss and cash flows of Petro Stopping Centers Holdings, L.P. (a Delaware limited partnership) and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the statements of operations, changes in partners' deficit and comprehensive loss, and cash flows referred to above present fairly, in all material respects, the results of operations of Petro Stopping Centers Holdings, L.P. and subsidiaries for the year ended December 31, 1999.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
   February 16, 2000

                      PETRO STOPPING CENTERS HOLDINGS, L.P.

                 Schedule II - Valuation and Qualifying Accounts

                  Years Ended December 31, 1999, 2000, and 2001
                                 (in thousands)

                                      Balance at     Charged to
                                      beginning of   costs and    Write-off,   Balance at
               Description                year        expenses       net       end of year
------------------------------------------------------------------------------------------
Year Ended December 31, 1999:
    Allowance for doubtful accounts       $627          246          131          $742
    Inventory Reserve                      457           --           --           457

Year Ended December 31, 2000:
    Allowance for doubtful accounts       $742          307          286          $763
    Inventory Reserve                      457           --           23           434

Year Ended December 31, 2001:
    Allowance for doubtful accounts       $763          267          304          $726
    Inventory Reserve                      434           --          201           233

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following sets forth certain information with respect to the persons who are members of the Board of Directors and senior management team of Holdings, Financial Holdings, and the Operating Partnership as of February 1, 2002.

Name                         Age            Position
----                         ---            --------
J.A. Cardwell, Sr.           69             President, Chairman(a), Chief Executive Officer(a), Member
                                            of the Executive Committee(a), and Director
James A. Cardwell, Jr.       41             Chief Operating Officer(a) and Director
Edward Escudero              31             Treasurer, Vice President of Finance, and Assistant Secretary(a)
Nancy C. Santana             45             Vice President, General Counsel(a), and Secretary
Travis R. Roberts            66             Vice President of Real Estate Acquisitions(a)
David Latimer                43             Vice President of Petro:Lube(R)(a)
Timothy M. Hinchman          37             Director and Member of the Audit Committee and Executive
                                            Committee(a)
Joseph R. Berkel             44             Director and Member of the Audit Committee(a)
Eddie H. Brailsford          47             Director and Member of the Audit Committee(a)
Bjorn Ahlstrom               67             Director and Member of the Executive Committee(a)
Larry J. Zine                47             Director

(a) Position held only with the Operating Partnership

     J.A. Cardwell, Sr.- J.A. Cardwell, Sr. opened the first Petro Stopping Center in 1975 and has been serving as our Chairman and Chief Executive Officer since May 1992. Mr. Cardwell, Sr. has responsibility for our overall performance, defining our image in the marketplace, identifying growth opportunities and overseeing employee and customer retention. Mr. Cardwell, Sr. served as the Chairman of the National Association of Truck Stop Operators in 1983 and 1984 and has worked on various committees of the association since that time. Mr. Cardwell, Sr. currently serves as a director of State National Bancshares, Inc. J.A. Cardwell, Sr. is the father of James A. Cardwell, Jr.

     James A. Cardwell, Jr. - James A. Cardwell, Jr. was named our Chief Operating Officer in January 2001 and is a director of the Company. Mr. Cardwell is responsible for our operations overseeing, the diesel fuel islands, Iron Skillet(R)Restaurants, travel and convenience stores and Petro:Lubes(R). Mr. Cardwell also oversees the marketing and fleet sales departments. Mr. Cardwell has been involved full time with the Company for over 19 years and has held various positions including most recently Sr. Vice President of Marketing and Planning. James A. Cardwell, Jr. is the son of J.A. Cardwell, Sr.

     Edward Escudero - Edward Escudero has been the Treasurer and Vice President of Finance of the Operating Partnership since January 2002 and is responsible for all the financial, accounting, treasury and credit operations, in addition to acting as Assistant Secretary since June 2001. Prior to assuming this position, Mr. Escudero was the Executive Director of Finance and Treasurer of the Operating Partnership, a position he held from June 2001 until January 2002. Additionally, Mr. Escudero served as Controller for the Operating Partnership from March 1999 until June 2001. Prior to his position with the Operating Partnership, Mr. Escudero held various financial positions at Yazaki North America from 1993 to 1999, with his last position held as Controller. He received a B.B.A. in Accounting from the University of Texas at El Paso and is a Certified Public Accountant.

     Nancy C. Santana - Nancy Santana joined the Operating Partnership effective July 1, 1998 in the capacity of Vice President, General Counsel and Secretary, after a 16-year legal career in private practice. Prior to joining us, Ms. Santana was the Chairman of the Real Estate, Banking and Lending section at Kemp, Smith, Duncan & Hammond, P.C., in El Paso, Texas. Ms. Santana is responsible for coordination of all our legal matters, real estate acquisitions, human resources, and risk management.

     Travis R. Roberts - Travis Roberts is Vice President of Real Estate Acquisitions. Mr. Roberts oversees new site selections. Mr. Roberts has been involved with the Operating Partnership since 1975 and prior to his current position, he served as Vice President of Engineering from 1992 to 1998.

     David Latimer - David Latimer joined the Operating Partnership in 1983, and has been serving as Vice President of Petro:Lube(R) since April 1995. Mr. Latimer also serves as our representative to the National Tire Dealers and Retreaders Association and The Maintenance Council.

     Timothy M. Hinchman - Timothy Hinchman has been a director of the Operating Partnership since June 2001. Mr. Hinchman currently serves as the U.S. Distributor Business Manager for Exxon Mobil Corporation. Prior to his current position, Mr. Hinchman served as the Western States Business Manager for Exxon Mobil Corporation. Over his 15 years with Exxon Mobil Corporation, Mr. Hinchman has served in various marketing, engineering, real estate and financial positions. He received a BSME degree from Bucknell University.

     Joseph R. Berkel - Joseph Berkel has been a director of the Operating Partnership since December 2000. Mr. Berkel currently serves as the Manager of Commercial Vehicle Lubricants of ExxonMobil's North American Lubricants and Petroleum Specialties division. Over his 22 years with Exxon Mobil Corporation, Mr. Berkel has served in various marketing, plant operating, and financial positions. He received a B.B.A. degree from the University of Massachusetts and a M.B.A. from Babson College.

     Eddie H. Brailsford - Eddie Brailsford has been a director of the Operating Partnership since July 2001. Mr. Brailsford is employed by Volvo Trucks North America, Inc. as the Director of Financial Planning. Mr. Brailsford has been with Volvo for over 15 years and has held various financial positions. Prior to joining Volvo, Mr. Brailsford was employed by Union Carbide Corporation and Miller Brewing Company where he also held various financial positions. Mr. Brailsford is a Certified Public Accountant.

     Bjorn Ahlstrom - Bjorn Ahlstrom has been a director of the Operating Partnership since June 2001. Mr. Ahlstrom currently owns and operates his private business consulting firm. Prior to his consulting firm, Mr. Ahlstrom was President and Chief Executive Officer of Volvo North America Corporation ("VNAC") from 1971 until 1991. During this term, Volvo North America Corporation owned and operated Volvo's businesses in the United States and Canada. Under Mr. Ahlstrom's leadership, VNAC grew from a $75 million car importer in the early 1970's to a $4 billion company with manufacturing and marketing operations for cars, trucks, marine engines, and financial services. Mr. Ahlstrom began his career with IBM in 1958, holding various marketing and executive positions with increasing responsibilities in Europe, until he left to join Volvo as head of worldwide sales and marketing in 1968. Mr. Ahlstrom has been awarded honorary Doctor of Law degrees from St. John's University, NY, and Ramapo College, NJ.

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

Item 11. Executive Compensation

Executive Compensation

     The following tables present information concerning the compensation paid for services rendered to the Operating Partnership for the years ended December 31, 2001, 2000, and 1999, to the Chief Executive Officer of the Operating Partnership and the four other most highly paid executive officers employed by the Operating Partnership at the end of 2001, collectively, the "Named Executive Officers".

                           Summary Compensation Table

                                                                               Long-Term
                                                                              Compensation
                                    Annual Compensation                         Awards
       Name and                ---------------------------    Other Annual      Options        All Other
     Principal Position        Year    Salary        Bonus    Compensation    (% Interest)    Compensation
     ------------------        ----    ------        -----    ------------    ------------    ------------
J.A. Cardwell, Sr ......       2001   $420,000     $     --     $     --          --             $ 251,940(1)
Chief Executive Officer        2000    420,000           --           --          --               253,608(1)
                               1999    417,154       83,431           --          --               253,508(1)

Larry Zine .............       2001     30,000(2)        --           --          --                   --
Former President & Chief       2000     30,000(2)        --           --          --                   --
Financial Officer              1999    224,077           --           --          --                 8,807(3)

Evan Brudahl ...........       2001      7,292(4)        --           --          --               437,395(4)(5)
Former Senior Vice             2000    189,600           --           --          --                 4,551(5)
President --Operations         1999    171,655       37,920           --          --                40,811(6)

James A. Cardwell, Jr ..       2001    187,115       60,000           --          --                 3,742(7)
Chief Operating Officer        2000    180,000           --           --          --                 3,824(7)
                               1999    177,154       35,431           --          --                 5,601(7)

Nancy Santana ..........       2001    158,845       60,000           --          --                 2,100(8)
Vice President--               2000    142,631       20,000           --          --                 1,950(9)
General Counsel                1999    134,843       13,484           --          --                   825(9)

David Latimer ..........       2001    143,048        5,000           --          --                 1,950(10)
Vice President--               2000    138,885           --           --          --                 2,004(10)
Lube Operations                1999    134,793       36,124           --          --                 2,591(10)

----------
     (1) Represents employer contributions to a 401(k) Plan of $3,468, $5,034, and $4,200, for the years ended December 31, 1999, 2000, and 2001, respectively, and life insurance premiums paid for the benefit of J.A. Cardwell, Sr. in the amount of $243,540 annually for the years ended December 31, 1999, 2000, and 2001. Additionally, 1999, 2000, and 2001
          includes $6,500, $5,034, and $4,200, respectively, related to employer contributions to a Nonqualified Deferred Compensation Plan.

     (2) Mr. Zine resigned his position from the Operating Partnership effective upon the consummation of the Recapitalization in July 1999. He remains employed by the Operating Partnership on a very limited basis receiving an annual salary of $30,000.

     (3) Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $5,000 and $3,807, respectively, for 1999.

     (4) Mr. Brudahl tendered his resignation from the Operating Partnership and terminated his employment agreement effective January 5, 2001. Other compensation represents payments in the amount of $435,000 to Mr. Brudahl in accordance with such Agreement.

     (5) Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $912 and $3,639, respectively for 2000, and $2,322 and $73, respectively for 2001.

     (6) Mr. Brudahl received a one-time signing bonus of $38,000 upon execution of his employment which became effective April 1, 1999. In addition, he received $2,811 of employer contributions to a Nonqualified Deferred Compensation Plan.

     (7) Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $2,225 and $3,376, respectively for 1999, $2,154 and $1,670, respectively for 2000, and $1,871 and $1,871, respectively for 2001.

     (8) Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $2,025 and $75, respectively for 2001.

     (9)  Represents employer contributions to a 401(k) Plan.

     (10) Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $1,348 and $1,243, respectively for 1999, $1,750 and $254, respectively for 2000, and $1,430 and $519, respectively for 2001.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-end Option/SAR Values

                                                               Interests Underlying          Value of Unexercised
                                                               Unexercised Options/SARs   In-The-Money-Options/SARs
                                                                    at Fiscal                     at Fiscal
                          Amount Acquired        Value            Year-end(%)(2)                 Year-end($)(3)
Name                     on Exercise(%)(1)   Realized($)(1)   Exercisable/Unexercisable    Exercisable/Unexercisable
----                     -----------------   --------------   -------------------------    -------------------------
J.A. Cardwell, Sr.            --                   --                       --                             --
Larry J. Zine (4)             --                   --                   3.91/0(4)                  $561,353/0
James A. Cardwell, Jr.        --                   --                   1.28/0                      183,716/0
David Latimer                 --                   --                    .36/0                       51,032/0
Nancy Santana                 --                   --                  .27/.09                  38,274/12,758

--------
     (1)  No options were exercised in 2001.

     (2) Options granted to the Named Executive Officers in the Company, expressed as a percent of Holdings' equity.

     (3) No market exists for the partnership interests under the option. Fair value for purposes of this table has been determined based on a method similar with that described in Note 11 to notes to consolidated financial statements for the year ended December 31, 2001.

     (4) Mr. Zine's options became 100% exercisable as a result of the Recapitalization.

Partnership Interests Option Plan

     We have established an equity incentive plan ("Option Plan") to attract and retain key personnel, including senior management, and to enhance their interest in our continued success. We apply Accounting Principles Board Opinion No. 25 in accounting for our equity incentive plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. We provide the disclosures required by SFAS No. 123.

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

     The original Option Plan permitted the grant of options to purchase up to 7.25% of the limited partnership interests. Generally, options to purchase between 0.03 to 0.90 percent of the Class B common limited partnership interests were granted to eligible employees at an exercise price that was not less than 100% of the fair market value of the limited partnership interests determined as the date the option is granted, subject to adjustments in the event of distributions or redemptions. Accordingly, no compensation cost has been recognized in the consolidated statement of operations from options issued under the partnership interest option plan. Class B common limited partnership interests represent ownership interests, but do not include any other rights such as voting, tax distribution, etc. of common limited partnership interests.

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

Compensation Committee

     The Operating Partnership does not maintain a formal Compensation Committee. Executive level compensation is established by the Board of Directors while other levels of compensation are established pursuant to established policies and procedures. The officers administer any bonus plan adopted by the Board of Directors. The Chief Executive Officer's salary is determined by the Executive Committee of the Board of Directors. During the year ended December 31, 2001, the members of the Executive Committee were J.A. Cardwell, Sr., Bjorn Ahlstom, and Timothy M. Hinchman.

Employment Agreements

     The Operating Partnership has entered into two employment agreements with company executives: J.A. Cardwell, Sr. and James A. Cardwell, Jr.

     J.A. Cardwell, Sr.'s employment agreement commenced on February 10, 1999 and expired on February 10, 2002. J.A. Cardwell, Sr.'s employment agreement is automatically renewed each year for one additional year, unless either party gives at least three months prior written notice not to renew the agreement. No notice of termination was given prior to the employment agreement expiration date. Under his employment agreement, J.A. Cardwell, Sr.'s annual base salary is $420,000 and may be increased by the Operating Partnership's Board of Directors or compensation committee, if one is elected. J.A. Cardwell, Sr. is entitled to receive an annual bonus of between 0%-120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are mutually agreed upon between J.A. Cardwell, Sr. and the Operating Partnership's Board of Directors. Under the terms of his employment agreement, J.A. Cardwell, Sr. also receives a car, life insurance, tax preparation advice, and a country club membership, which, in the aggregate, costs the Operating Partnership approximately $49,000 for the year ended December 31, 2001.

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

     James A. Cardwell, Jr.'s employment agreement commenced on February 10, 1999 and had an original expiration date of February 10, 2002. Effective February 1, 2002, the Operating Partnership's Board of Directors approved an amendment to James A. Cardwell Jr.'s employment agreement which, amended the agreement to automatically renew each year for one additional year, unless either party gives at least three months prior written notice not to renew the agreement. Additionally, the amendment amended the annual base salary of James
A. Cardwell, Jr. to $189,900 which may continue to be increased by the Operating Partnership's Board of Directors or compensation committee, if one is elected. James A. Cardwell, Jr. is entitled to receive an annual bonus of between 0%-120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are determined at the sole discretion of the Operating Partnership's Board of Directors. Under the terms of his amended employment agreement, James A. Cardwell, Jr. also receives life and disability insurance and a country club membership, which, in the aggregate, costs the Operating Partnership approximately $11,000 per annum.

     Under his amended employment agreement, the Operating Partnership may terminate James A. Cardwell, Jr.'s employment with cause, which includes termination for felony conviction, misconduct or continued failure to use reasonable best efforts, without cause, or due to his disability. James A. Cardwell, Jr. may terminate his employment either for good reason, which includes a reduction in base salary or the Operating Partnership's failure to provide the material benefits due to him, or without good reason. Generally termination of the amended employment agreement by the Operating Partnership without cause or by James A. Cardwell, Jr. for good reason entitles him to receive his base salary and accrued vacation pay through the date of termination, a lump-sum payment equal to one times his then-current base salary, specified benefits for twelve months following the date of termination, and his annual bonus for the year his employment terminates which he would have otherwise received, pro-rated to the date of termination. Termination of the amended employment agreement by the Operating Partnership with cause or by James
A. Cardwell, Jr. without good reason entitles him to receive only his base salary and accrued vacation pay through the date of termination. If the Operating Partnership terminates James A. Cardwell, Jr. because of his disability, he will be entitled to his base salary and accrued vacation pay through the date of termination, offset dollar for dollar by any disability insurance benefits he receives from insurance the Operating Partnership provides. James A. Cardwell, Jr.'s amended employment agreement contains non-solicitation provisions upon termination of the agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Holdings is the owner of approximately 99.5% of the common limited partnership interests of the Operating Partnership. Petro, Inc. owns 100% of the general partnership interest of the Operating Partnership. The following table sets forth certain information regarding beneficial ownership of Holdings' common partnership interests by each general partner, each limited partner who owns more than 5.0% of Holdings' common partnership interests, each director who beneficially owns partnership interests, each executive officer who beneficially owns partnership interests, and all directors and executive officers of Holdings as a group. Except as discussed in the footnotes to the table, each partner listed below has informed us that it has
(1) sole voting and investment power with respect to its partnership interests, except to the extent that authority is shared by spouses under applicable law and (2) record and beneficial ownership with respect to such partner's partnership interests.

                                            Type of       Class of    Percentage
       Names                               Interest       Interest   of Class (1)
       -----                               --------       --------   ------------
J.A. Cardwell, Sr.                      General Partner   Common      1.1%(2)
     6080 Surety Drive                  Limited Partner   Common     45.6%(3)
     El Paso, Texas 79905

James A. Cardwell, Jr.                  Limited Partner   Common      4.9%(4)
     6080 Surety Drive
     El Paso, Texas 79905

Mobil Long Haul, Inc.                   Limited Partner   Common      9.7%
     3225 Gallows Road
     Fairfax, Virginia 22037

Volvo Petro Holdings, L.L.C.            Limited Partner   Common     28.7%
     7900 National Service Road
     Greensboro, NC 27402-6115

Petro Warrant Holdings Corporation      Limited Partner   Common     10.0%(5)
     6080 Surety Drive
     El Paso, Texas 79905

All directors and officers as a group                                51.6%

1. Does not assume conversion of the convertible preferred limited partnership interests to be owned by Mobil Long Haul or the exercise of management-held options. If conversion of Mobil Long Haul's interests is assumed, Mobil Long Haul's percentage of the common limited partnership interests would increase to 13.2% and the interests of the other partners would be J.A. Cardwell, Sr. (1.0% general partner and 44.0% limited partner), James A. Cardwell, Jr. (4.6%), Volvo Trucks (27.6%), and Warrant Holdings (9.6%). In addition to the convertible preferred limited partnership interests, preferred limited partnership interests are owned by Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million) that are entitled to cumulative preferred returns at the rate of 9.5% and 8.0%, respectively, and at December 31, 2000 had aggregate accrued unpaid preferred returns of $8.9 million. See Note 9 of notes to consolidated financial statements.

2. Represents partnership interests owned of record by Petro, Inc. Petro, Inc. is a wholly owned subsidiary of Nevada Trio, Inc., a Nevada corporation, which is a wholly owned subsidiary of Cardwell Partners, L.P., a Texas limited partnership of which J.A. Cardwell, Sr. and Mrs. J.A. Cardwell, Sr. are limited partners and of which Texas Mec, Inc., a Texas corporation, is the general partner. J.A. Cardwell, Sr. is the sole shareholder of Texas Mec, Inc. Accordingly, J.A. Cardwell, Sr. may be deemed to have beneficial ownership of the partnership interests owned by Petro, Inc.

3. Represents only partnership interests owned of record by Petro, Inc. and interests owned individually by J.A. Cardwell, Sr. Until the exchange of the warrants, which are exchangeable for all common stock of Warrant Holdings, an affiliate of J.A. Cardwell, Sr. will be the nominal holder of the only outstanding share of Warrant Holdings, which share will be redeemed for $1.00 upon the exchange of the warrants. J.A. Cardwell, Sr. disclaims any benefit interest in the limited partnership interests in Holdings held by Warrant Holdings because of the limitations on the economic and voting rights of the holder of that share prior to the exchange of the warrants and the acquisition of all the equity interest in Warrant Holdings by the holders of the warrants.

4. Represents partnership interests owned of record by JAJCO II, Inc. as well as interests owned individually by James A. Cardwell, Jr. James A. Cardwell, Jr. is the sole shareholder of JAJCO II, Inc. and may be deemed to have beneficial ownership of the partnership interest owned by JAJCO II, Inc.

5. Until the exchange of the warrants, which are exchangeable for all common stock of Warrant Holdings, an affiliate of J.A. Cardwell, Sr. will be the nominal holder of the only outstanding share of Warrant Holdings, which share will be redeemed for $1.00 upon the exchange of the warrants. J.A. Cardwell, Sr. disclaims any beneficial interest in the limited partnership interests in Holdings held by Warrant Holdings because of the limitations on the economic and voting rights of the holder of that share prior to the exchange of the warrants and the acquisition of all the equity interest in Warrant Holdings by the holders of the warrants.

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

     Since 1997, all new related-party transactions or the renewal of existing related-party transactions have been subject to a process whereby the project is competitively bid, and, if awarded to a related-party, is reviewed by a member of senior management not affiliated with the Cardwell Group, ExxonMobil, Volvo, Volvo Trucks, or the LLC to ensure that the contracts contain arms-length terms and competitive pricing. We believe this process ensures that our current affiliated transactions are on arms-length terms.

Tax Reimbursements

     Under the terms of the Holdings' Partnership Agreement (and prior to the Recapitalization, the Operating Partnership agreement), we are required to make distributions to each of our partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to the allocation of taxable income to such partner by us. Tax distributions are based on separate allocations of taxable income of Holdings. Distributions for the years ended December 31, 1999, 2000, and 2001 were $980,000, $1.9 million, and $10,000, respectively. In addition to the tax distribution for the year ended December 31, 2001, the partners received a tax refund of $105,000.

Principal Executive Offices

     The office building in which our principal executive offices are located is owned by J.A. Cardwell, Sr., the President of Holdings and Chief Executive Officer and a Chairman of the Operating Partnership. We lease the entire building under a lease expiring on December 31, 2005. Under the lease, we pay rent totaling $336,000 per year which we paid for each of the years ended December 31, 1999, 2000, and 2001. In addition to rent, we are required to pay all taxes, maintenance, and other operating expenses related to the leased building.

Effingham, Illinois Petro Stopping Center

     The Petro Stopping Center located in Effingham, Illinois is owned by Truck Stop Property Owners, Inc. ("Truck Stop"), a corporation partially owned by Travis Roberts, and five former employees of the Operating Partnership. Mr. Roberts is a current officer of the Operating Partnership and owns 22.0% of the stock of Truck Stop. We lease the Effingham site under a lease expiring in May 2006, which provides for adjustable base rent payments tied to interest rates, plus taxes, and operating expenses. We have three consecutive options to renew the lease for terms of five years each at rental rates equal to the base rent, plus certain adjustments at the time of renewal. We also have the right of first refusal to purchase the Petro Stopping Center at any purchase price agreed upon between Truck Stop and a third-party. We made rental payments to Truck Stop of $1.1 million on this property for the year ended December 31, 1999, and $1.2 million for each of the years ended December 31, 2000 and 2001.

North Baltimore, Ohio Petro Stopping Center

     The Petro Stopping Center located in North Baltimore, Ohio, was purchased from our previous lessor by TSP Holdings, LLC, a company which is wholly owned by James A. Cardwell, Jr., a current officer of the Company. Effective January 8, 2002, we leased the North Baltimore site under a lease , with an initial ten year term and two consecutive renewal options of five years each. Pursuant to the terms of the lease agreement, we have the option to purchase the Petro Stopping Center at a purchase price of $5.6 million any time during the lease. Under the lease terms, we pay rent totaling $682,080 per annum.

Highway Service Ventures, Inc.

     Highway Service Ventures, Inc., a corporation in which J.A. Cardwell, Sr. owns a 32.5% interest, operates four franchised Petro Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia pursuant to franchise agreements with us. None of these franchise agreements contains terms that are any more favorable to the franchisee than the terms in any of our other franchise agreements.

Petro:Tread

     In May 1992, we leased a facility in El Paso, Texas, from a trust in which J.A. Cardwell, Sr. is a 50.0% beneficiary, to operate our retread plant, which produced retread tires for sale at Petro Stopping Centers (including franchisees) and to others. We made lease payments of $72,000 and $107,000 for the years ended December 31, 1999 and 2000, respectively. In addition, we sold retread tires to El Paso Tire Center, Inc., a corporation owned 100% by J.A. Cardwell, Sr. Such sales amounted to $33,000 for the year ended December 31, 1999. Subsequent to the sale of our retread plant in 1999, the lease agreement was terminated.

Service Agreements and Fuel Sales Agreement

     Under the terms of an agreement with C&R Distributing, Inc. ("C&R"), we currently purchase Chevron branded gasoline and motor oils at cost for three of our facilities from C&R. The sole shareholder of C&R is Nevada Trio, Inc., a Nevada Corporation, which is 100% owned by the Cardwell Group. The C&R fuel agreement requires us to keep Chevron unleaded gasoline, regular gasoline, and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, we entered into a product services agreement with C&R which terminates in December 2004, under which C&R provides us with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. In 2000, we entered into a fuel carrier agreement with C&R which terminates in March 2003, under which C&R provides us with fuel hauling within various specified markets designated by us. The C&R agreements provide that C&R will charge us for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The C&R fuel agreement is exclusive but allows us to cancel the agreement with 30 days prior notice. The C&R services agreement is non-exclusive and allows us to enter into similar agreements with other parties. The C&R fuel carrier agreement is exclusive with respect to our Petro Stopping Centers as defined per the agreement. C&R sales of fuel and lubricants and truck hauling fees, aggregating $3.7 million, $6.2 million, and $7.1 million for the years ended December 31, 1999, 2000, and 2001, respectively, were charged to us. Additionally, we sell diesel fuel, to C&R, at our cost, which aggregated to $100,000, $87,000, and $2.4 million for the years ended December 31, 1999, 2000, and 2001, respectively.


Option and Right of First Refusal Agreement

     Concurrently with the formation of the Operating Partnership in May 1992, James A. Cardwell, Sr., James A. Cardwell, Jr., and officers and directors of the Operating Partnership, executed an Option and Right of First Refusal Agreement which granted to the Operating Partnership and other parties the options, which expire in December 2006, to purchase certain properties owned by the Cardwell Group or their affiliates that are located near or adjacent to certain of our Petro Stopping Centers, and a right of first refusal on these properties. The price at which an option property may be purchased will be equal to the fair market value of the property when the option is exercised as determined by an appraisal.

Alcohol Sales and Servicing Agreements

     J.A. Cardwell, Sr., James A. Cardwell, Jr., and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0%, and 10.0%, respectively, of the stock of C&PPR, Inc. ("C&PPR"). James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. ("Petro Truckstops") and Petro Beverage, Inc. We entered into agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc. to engage in retail sales of beer, wine or wine coolers at a limited number of its facilities. The agreements continue in effect until terminated by either party. Under the agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc., we agreed to operate the alcohol sales business at these locations in exchange for 15.0% of the gross receipts generated from alcoholic beverage sales of which 5.0% is our reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to us are intended to be approximately equal to the gross profit received by the above entities. Our revenues in connection with the C&PPR agreement were $74,000, $69,000, and $72,000 for the years ended December 31, 1999, 2000, and 2001, respectively. Our revenues in connection with the Petro Beverage, Inc. agreement were $5,600, $4,400, and $6,800 for the years ended December 31, 1999, 2000, and 2001, respectively. Our revenues in connection with the Petro Truckstops agreement were $29,000, $31,000, and $40,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

Motor Media Arrangements

     Concurrently with the formation of the Operating Partnership in May 1992, Motor Media, Inc. ("Motor Media"), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with us (the "Motor Media Agreement"), under which Motor Media leases floor and wall space at all Petro Stopping Centers operated by us and sells space for in-store advertising to third parties. Under the Motor Media Agreement, we and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. Motor Media received $177,000, $149,000, and $69,000, before its selling, maintenance, and administrative expenses, for the years ended December 31, 1999, 2000, and 2001, respectively, representing its share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide. The term of the Motor Media Agreement is through April 2002, after which will be automatically extended until canceled by either party with 60 days written notice.

Amusement and Video Poker Games Agreements

     Under an existing agreement (the "Amusement Agreement") between El Paso Vending and Amusement Company ("EPAC"), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and us, EPAC originally furnished video and other games to four of our company-operated Petro Stopping Centers and serviced these games. Pursuant to the Amusement Agreement, which expires in May 2002 (unless earlier terminated by either party), we paid 40.0% of the revenues generated by the games to EPAC and retained the remaining 60.0%. Beginning November 1994, the arrangement was modified to pay 50.0% of the revenue generated by the games to EPAC and 50.0% to us. The Amusement Agreement has been further amended to cover a total of 31 of our company-operated Petro Stopping Centers. Under the amended Amusement Agreement, EPAC guarantees a minimum annual revenue to us of $180,000 with respect to one site and with respect to two other of the sites, we pay 40.0% of the revenues generated by the games to EPAC and retain the remaining 60.0%. EPAC received $2.7 million, $2.5 million, and $2.5 million in revenues generated from the furnishing and servicing games located at the Petro Stopping Centers for the years ended December 31, 1999, 2000, and 2001, respectively.

     Since June 1993 the two Petro Stopping Centers located in Louisiana featured video poker games housed in a separate on-site facility and operated by a third-party, Petro Truckstops, Inc., an affiliate, who, under terms of a contract, pays us 95.0% of revenue collected and retains 5.0% for operating expenses in accordance with a lease agreement. The Amusement Agreement has been amended to extend its term through May 2002. Payments to us under this arrangement aggregated $1.7 million and $102,000 for the years ended December 31, 1999 and 2000, respectively. We were required to and did phase out video poker operations at the Hammond facility at the end of June 1999. During the year ended December 31, 1999, the Hammond location generated approximately $603,000 of revenue from video poker. In order to satisfy state law requirements, we leased the Shreveport fuel island operation to Petro Truckstops, Inc. in February 2000 which operates the video poker offering. Pursuant to the terms of that certain Property Lease Agreement, dated November 12, 1998, ("Property Agreement") between us and Petro Truckstops, Inc., we receive rental income of $1.3 million. Total rental income for the years ended December 31, 2000 and 2001 amounted to $1.1 million and $1.2 million, respectively. We also receive a management fee of $250,000 per annum. For the years ended December 31, 2000 and 2001, total management fees received totaled $229,000 and $250,000, respectively. Additionally, we sell diesel fuel to the Shreveport location. For the years ended December 31, 2000 and 2001, total gallons sold approximated 15.6 million and 17.9 million, respectively.

Agreement with Tejon

     Pursuant to the terms of that certain Limited Liability Company Operating Agreement dated as of December 5, 1997, (the "Agreement") we formed a limited liability corporation, Petro Travel Plaza LLC ("LLC"), with Tejon Development Corporation ("Tejon") to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the Agreement among the Operating Partnership, Tejon, and Tejon Ranch Company, as guarantor, we made an initial capital contribution of $2.0 million for working capital and inventory, which is our basis for the investment in this venture. Pursuant to the Agreement, the LLC financed construction of the location with a non-recourse credit facility, we receive a management fee of $250,000 per annum, and as a 40.0% member of the LLC, we receive 40.0% of the location's operating earnings which is accounted for using the equity method. This Petro Stopping Center location began operations in June 1999.

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

Motor Fuels Franchise Agreement

     On July 23, 1999, the Operating Partnership and ExxonMobil entered into a ten-year fuel supply agreement whereby we agreed to purchase Mobil branded diesel fuel and gasoline for sale and distribution under Mobil's trademarks at our truck stops. Under our fuel supply agreement with ExxonMobil, we purchased diesel fuel and gasoline from ExxonMobil and MDS for the years ended December 31, 1999, 2000, and 2001, totaling $418.9 million, $656.2 million, and $692.3 million, respectively, which includes fuel purchases lifted at a third-party terminal but sold by ExxonMobil under an exchange or purchase arrangement.

Master Supply Contract for Resale of Oils and Greases

     On July 23, 1999, the Operating Partnership and ExxonMobil entered into a ten-year supply agreement whereby we agree to purchase and feature Mobil branded oils and lubricants under Mobil's trademarks at our truck stop locations operated by us. Under our supply agreement with ExxonMobil, we purchased Mobil branded oils and lubricants from ExxonMobil for the years ended December 31, 1999, 2000, and 2001, totaling $3.1 million, $4.1 million, and $4.6 million, respectively.

Marketing Relationships

     On July 23, 1999, we and Volvo entered into an Operating Agreement related to the warranty, maintenance, and service work we will provide to Volvo managed vehicles, the sale by us of Volvo truck parts, joint advertising and marketing initiatives, and the co-development of Petro Stopping Centers by the two of us to utilize truck stop space for Volvo truck sales and marketing.

Relationships Between Related Parties, Affiliated Entities and the Cardwell Group and their Affiliates

     Each of the related parties and/or affiliates of Holdings involved in the transactions described in this section, with the exception of MDS, ExxonMobil, Chartwell, Volvo, Volvo Trucks, Truck Stop, and the LLC, is owned or controlled to some degree by a member or members of the Cardwell Group. Related-party transactions, other than those specifically discussed above, generally arise in the ordinary course of business as a result of our purchase of trade accounts receivable or receipt of franchisee fees from Highway Service Ventures, Inc. For the years ended December 31, 1999, 2000, and 2001, we purchased receivables from affiliated franchises in the amounts of $17.1 million, $20.3 million, and $14.2 million, respectively, and received franchise fees from an affiliated franchise of approximately $1.0 million for each of the years ended December 31, 1999 and 2000, and $1.2 million for the year ended December 31, 2001.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  The following documents are filed as a part of this report:

          1.   Financial statements

          The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

                                                               Page
                                                               ----
Consolidated Balance Sheets                                      20
Consolidated Statements of Operations                            21
Consolidated Statements of Changes in Partners' Deficit and
Comprehensive Loss                                               22
Consolidated Statements of Cash Flows                         23-24
Notes to Consolidated Financial Statements                    25-46
Report of Independent Public Accountants                      47-48

          2. Financial statements schedule and supplementary information required to be submitted.

               Schedule II-Valuation and Qualifying Accounts     49

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

          3.   Exhibits

          Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on pages 64 through 67 of this Annual Report.

          (b) Reports on Form 8-K:

              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PETRO STOPPING CENTERS HOLDINGS, L.P.
                                                    (Registrant)


                                           By:  /s/  J.A. Cardwell, Sr.
                                                -------------------------------
                                                J.A. Cardwell, Sr.
                                                President and Director
                                                (On behalf of the Registrant and
                                                 as Registrant's Principal
                                                 Executive Officer)

Date: March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Stopping Centers Holdings, L.P. and in the capacities and on the dates indicated.

        Signature                                    Title                                       Date
        ---------                                    -----                                       ----


/s/ J.A. Cardwell, Sr.                      President and Director                           March 28, 2002
----------------------------                (Principal Executive Officer)
   (J.A. Cardwell, Sr.)


/s/ Edward Escudero                         Treasurer                                        March 28, 2002
----------------------------                (Principal Financial and Chief
   (Edward Escudero)                        Accounting Officer)


/s/ James A. Cardwell, Jr.                  Director                                         March 28, 2002
----------------------------
   (James A. Cardwell, Jr.)


/s/ Timothy M. Hinchman                     Director                                         March 28, 2002
----------------------------
   (Timothy M. Hinchman)


/s/ Joseph R. Berkel                        Director                                         March 28, 2002
----------------------------
   (Joseph R. Berkel)


/s/ Eddie H. Brailsford                     Director                                         March 28, 2002
----------------------------
   (Eddie H. Brailsford)


/s/ Bjorn Ahlstrom                          Director                                         March 28, 2002
----------------------------
   (Bjorn Ahlstrom)


/s/ Larry J. Zine                           Director                                         March 28, 2002
----------------------------
   (Larry J. Zine)

                                  EXHIBIT INDEX

Exhibit
  No.       Exhibit Description
--------    -------------------

1.1 (hh) Purchase Agreement, dated as of July 19, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Warrant Financial Corporation, First Union Capital Markets Corp., and CIBC World Markets Corp.

3.1 (hh) Certificate of Limited Partnership of Petro Stopping Centers Holdings, L.P.

3.2 (hh) Limited Partnership Agreement of Petro Stopping Centers Holdings, L.P., dated July 15, 1999.

3.3 (hh)    Certificate of Incorporation of Petro Holdings Financial
            Corporation.

3.4 (hh)    Bylaws of Petro Holdings Financial Corporation.

4.1 (hh) Indenture, dated as of July 23, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and State Street Bank and Trust Company, as Trustee.

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

4.6 (hh)    Form of 15% Series B Senior Discount Note due 2008 (included in
            Exhibit 4.1).

10.1 (bb)   Surety Drive lease agreement, dated April 30, 1992, between James
            A. Cardwell and Petro Stopping Centers, L.P.

10.2 (cc)   Form of Petro Stopping Centers, L.P.'s Franchise Agreement.

10.3 (bb)   Lease relating to the Effingham, Illinois, Stopping Center, dated
            May 23, 1990, between Truck Stop Property Owners, Inc. and Petro
            Inc.

10.4 (bb)   Lease with Option to purchase, dated September 9, 1983, among
            Vaughn O. Seale, Francine S. Dodson, Hazel S. Darouse and Metro
            Hammond, Inc.

10.5 (bb)   Profit Participation Agreement, dated March 1, 1993, between Pelican
            Gaming, Inc. and Petro Truckstops, Inc.

10.6 (bb)   Amended and Restated Sublease and Services Agreement dated to be effective as of February 26, 1993, between Petro Stopping Centers,
            L.P. and Petro Truckstops, Inc.

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

10.9(aa) Petro/El Paso Amusement Services Agreement, dated January 30, 1997, by and between El Paso Vending and Amusement Company and Petro Stopping Centers, L.P.

10.10(aa)   Display Space Agreement, dated January 30, 1997, by and between
            Motor Media, Inc. and Petro Stopping Centers, L.P.

10.11(dd)   Limited Liability Company Operating Agreement of Petro Travel Plaza,
            LLC, dated as of December 5, 1997, among the Company, Tejon Ranch
            Company, as Guarantor.

10.12(ee)   Petro Stopping Centers Deferred Compensation Plan Agreement, dated
            November 26, 1997.

10.13(ff)   Employment Agreement, dated February 10, 1999, by and between James
            A. Cardwell, Sr. and Petro Stopping Centers, L.P.

10.14(ff)   Employment Agreement, dated February 10, 1999, by and between
            James A. Cardwell, Jr. and Petro Stopping Centers, L.P.

10.16(gg)   Fourth Amended and Restated Limited Partnership Agreement of the
            Company, a Delaware Limited Partnership, dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping
            Centers Holdings, L.P., Petro Holdings G.P., L.L.C. and James A.
            Cardwell, Jr., as Limited Partners.

10.17(gg)   Limited Partnership Agreement of Petro Stopping Centers Holdings,
            L.P., a Delaware Limited Partnership, dated July 15, 1999, by and among Petro, Inc., as General Partner and James A. Cardwell, Sr.,
            James A. Cardwell, Jr., JAJCO II, Inc., Petro, Inc., Mobil Long
            Haul Inc., Volvo Petro Holdings, LLC and Petro Warrant Holdings
            Corporation, as Limited Partners.

10.19(gg)   Amended and Restated PMPA Motor Fuels Franchise Agreement, dated
            July 23, 1999, by and between Exxon Mobil Corporation and Petro
            Stopping Centers, L.P.

10.20(gg)   Master Supply Contract for Resale of Oils and Greases, dated July
            23, 1999, by and between Exxon Mobil Corporation and Petro
            Stopping Centers, L.P.

10.21(hh)   Pledge Agreement, dated as of July 23, 1999, entered into by
            Petro Stopping Centers Holdings, Inc. in favor of BankBoston N.A.

10.22(hh)   Guaranty, dated as of July 23, 1999, entered into by Petro
            Stopping Centers Holdings, Inc. in favor of BankBoston, N.A.

10.23(ii)   Agreement with Securities and Exchange Commission pursuant to
            Item 601 (b)(4)(iii)(a) of Regulation S-K to furnish certain documents relating to the 12 1/2% Senior Notes due 2002.

10.24(aa)   Indenture, dated as of January 30, 1997 among Petro Stopping
            Centers, L.P., Petro Financial Corporation and State Street Bank and Trust Company, as trustee, relating to Petro Stopping
            Centers, L.P.'s $135.0 million principal amount 10 1/2% Senior
            Notes due 2007.

10.25(aa)   Form of 10 1/2% Senior Note due 2007.

10.26(aa)   (Supplemental Indenture, dated as of January 29, 1997, by and among Petro Stopping Centers, L.P., Petro Financial Corporation and First Trust National Association, relating to Petro Stopping
            Centers, L.P.'s $100.0 million principal amount 12 1/2% Senior
            Notes due 2002.

10.27(hh)   Supplemental Indenture, dated July 23, 1999, by and among Petro
            Stopping Centers, L.P., Petro Financial Corporation and State
            Street Bank and Trust Company, relating to Petro Stopping
            Centers, L.P.'s 10 1/2% Senior Notes due 2007.

10.28(jj)   Property Lease Agreement, dated November 12, 1998, between Petro
            Stopping Centers, L.P. and Petro Truckstops, Inc.

10.29(kk)   Fuel Carrier Agreement, dated March 1, 2000, between Petro
            Stopping Centers, L.P. and C&R Distributing, Inc.

10.30(kk)   Petro Parts and Service Agreements, dated May 3, 2000, between
            Petro Stopping Centers, L.P. and Volvo Trucks North America, Inc.

10.31(ll)   Lease agreement, dated October 25, 2000, between San Luis
            Partnership and Petro Stopping Centers, L.P.

10.32(mm)   Third Amended and Restated Revolving Credit and Term Loan
            Agreement, dated as of March 30, 2001, among Petro Stopping
            Centers, L.P., Fleet National Bank (formerly known as BankBoston,
            N.A.) and the other lending institutions listed on Schedule 1 hereto and Fleet National Bank (formerly known as BankBoston,
            N.A.), as Agent, First Union National Bank, as Documentation
            Agent and Fleet Securities, Inc., as Arranger.

10.33* Lease agreement, dated January 8, 2002, between TSP Holdings, LLC and Petro Stopping Centers, L.P.

21.1(hh)    Subsidiaries of the Company.

24.1* Power of Attorney (included as part of the signature page of this Annual Report).

--------

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

(ee) Incorporated by reference to Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998.

(ff) Incorporated by reference to Petro Stopping Centers, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(gg) Incorporated by reference to Petro Stopping Centers, L.P.'s Current Report on Form 8-K, filed on August 6, 1999.

(hh) Incorporated by reference to Petro Stopping Centers Holdings, L.P.'s Registration Statement on Form S-4 (Registration No. 333-87371).

(ii) Incorporated by reference to Petro Stopping Centers Holdings, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1999.

(jj) Incorporated by reference to Petro Stopping Centers Holdings, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(kk) Incorporated by reference to Petro Stopping Centers Holdings, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(ll) Incorporated by reference to Petro Stopping Centers Holdings, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000.

(mm) Incorporated by reference to Petro Stopping Centers Holdings, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

* Filed herewith