Form 10-Q
period 2002-03-31
PETRO STOPPING CENTERS HOLDINGS LP
filed 2002-05-15
CIK 1094067

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

                  For the quarterly period ended March 31, 2002


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

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                      December 31,       March 31,
                                                                                          2001             2002
                                                                                   -----------------   ---------------
                                       Assets

Current assets:
    Cash and cash equivalents                                                        $       3,933      $    17,862
    Trade accounts receivable, net                                                           3,909            6,284
    Inventories, net                                                                        24,741           25,552
    Other current assets                                                                     1,393            1,274
    Due from affiliates                                                                      2,420            2,938
                                                                                    -----------------  ----------------
        Total current assets                                                                36,396           53,910

    Property and equipment, net                                                            230,564          226,416
    Deferred debt issuance costs, net                                                       11,607           11,096
    Other assets                                                                            11,922           12,002
    Goodwill                                                                                31,881           31,881
                                                                                    -----------------  ----------------
        Total assets                                                                 $     322,370      $   335,305
                                                                                    =================  ================

              Liabilities and Partners' Deficit and Comprehensive Loss

Current liabilities:
    Current portion of long-term debt                                                $      14,640      $    19,865
    Trade accounts payable                                                                   8,157            5,767
    Accrued expenses and other liabilities                                                  25,526           24,122
    Due to affiliates                                                                       17,529           31,587
                                                                                    -----------------  ----------------
        Total current liabilities                                                           65,852           81,341

    Long-term debt, excluding current portion                                              258,668          260,174
                                                                                    -----------------  --------------
         Total liabilities                                                                 324,520          341,515
                                                                                    -----------------  ----------------

    Commitments and contingencies

    Mandatorily redeemable preferred partnership interests                                  36,802           37,686

    Contingently redeemable warrants                                                         4,400            4,400

    Partners' deficit and comprehensive loss:
      General partners'                                                                     (1,326)          (1,382)
      Limited partners'                                                                    (41,324)         (46,251)
      Negative capital accounts of minority partners in consolidated
       subsidiaries                                                                           (538)            (542)
      Accumulated other comprehensive loss                                                    (164)            (121)
                                                                                    ----------------  ---------------
         Total partners' deficit and comprehensive loss                                    (43,352)         (48,296)
                                                                                    ----------------  -----------------

         Total liabilities and partners' deficit and comprehensive loss              $     322,370      $   335,305
                                                                                    ================  =================

     See accompanying notes to unaudited consolidated financial statements.

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                            2001              2002
                                                                      ---------------  ----------------
Net revenues:
  Fuel (including motor fuel taxes)                                    $  183,883       $  154,091
  Non-fuel                                                                 52,331           54,549
                                                                      ----------------  ---------------
      Total net revenues                                                  236,214          208,640

Costs and expenses:
  Cost of sales
     Fuel (including motor fuel taxes)                                    174,210          145,354
     Non-fuel                                                              22,050           22,229
  Operating expenses                                                       28,187           28,160
  General and administrative                                                4,578            4,049
  Depreciation and amortization                                             4,993            4,563
                                                                      ----------------  ---------------
    Total costs and expenses                                              234,018          204,355
                                                                      ----------------  ---------------
    Operating income                                                        2,196            4,285

Equity in income (loss) of affiliate                                          (94)              26
Interest income                                                                61               10
Interest expense, net                                                      (8,427)          (8,419)
                                                                      ----------------  ---------------

Loss before minority interest                                              (6,264)          (4,098)

Minority interest in loss of consolidated subsidiaries                        (16)              (4)
                                                                      ----------------  ---------------

Net loss                                                                   (6,248)          (4,094)

Accrual of preferred return in mandatorily redeemable preferred
     partnership interests                                                   (794)            (884)
                                                                      ----------------  ---------------

Net loss applicable to common partners                                 $   (7,042)      $   (4,978)
                                                                      ================  ===============

     See accompanying notes to unaudited consolidated financial statements.

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
        UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                             AND COMPREHENSIVE LOSS
                    For the Three Months Ended March 31, 2002
                                 (in thousands)


                                                                                          Negative
                                                                                          Capital      Accumulated
                                                               General       Limited    Accounts of       Other        Total
                                                              Partners'     Partners'     Minority    Comprehensive  Partners'
                                                               Deficit       Deficit    Subsidiaries      Loss        Deficit
                                                             ----------------------------------------------------------------

Balances, December 31, 2001                                  $ (1,326)     $ (41,324)     $   (538)   $   (164)  $  (43,352)
Net loss                                                          (46)        (4,044)           (4)          -       (4,094)
Unrealized loss on cash flow hedging derivative:
   Unrealized holding loss arising during the period                                                       (51)         (51)
   Less:  reclassification adjustment for loss
      realized in net loss                                                                                  94           94
                                                                                                       -------   -----------
   Net change in unrealized loss                                                                            43           43
                                                                                                                 -----------
Comprehensive loss                                                                                                   (4,051)
                                                                                                                 -----------
   Accrual of preferred return on mandatorily
      redeemable preferred partnership interests                  (10)          (874)            -           -         (884)
Partners' minimum tax distributions                                 -             (9)            -           -           (9)
                                                             ---------------------------------------------------------------

Balances, March 31, 2002                                     $ (1,382)     $ (46,251)     $   (542)   $   (121)  $  (48,296)
                                                             ===============================================================


     See accompanying notes to unaudited consolidated financial statements.

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                  2001           2002
                                                                              -----------------------------
Cash flows from operating activities:
 Net loss                                                                     $  (6,248)    $   (4,094)
 Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
   Minority interest in loss of consolidated subsidiaries                           (16)            (4)
   Depreciation and amortization                                                  4,993          4,563
   Deferred debt issuance cost amortization and accretion of original
     issue discount                                                               2,902          3,492
   Bad debt expense                                                                  76             55
   Equity in (income) loss of affiliate                                              94            (26)
 Increase (decrease) from changes in:
   Trade accounts receivable                                                      1,932         (2,430)
   Inventories                                                                      217           (811)
   Other current assets                                                             142            119
   Due from affiliates                                                             (188)          (518)
   Due to affiliates                                                             (2,276)        14,058
   Trade accounts payable                                                        (1,210)        (2,390)
   Accrued expenses and other liabilities                                        (2,550)        (1,386)
                                                                              ------------------------------
     Net cash provided by (used in) operating activities                         (2,132)        10,628
                                                                              ------------------------------
Cash flows from investing activities:
 Purchases of property and equipment                                             (8,169)          (401)
(Increase) decrease  in other assets, net                                         1,524            (39)
                                                                              -----------------------------
     Net cash used in investing activities                                       (6,645)          (440)
                                                                              ------------------------------
Cash flows from financing activities:
 Repayments of bank debt                                                         (3,000)        (6,500)
 Proceeds from bank debt                                                         17,500         10,500
 Repayments of long-term debt and capital lease                                    (380)          (250)
 Partners' minimum tax distributions                                                  -             (9)
 Payment of debt issuance and modification costs                                   (311)             -
                                                                              ------------------------------
     Net cash provided by financing activities                                   13,809          3,741
                                                                              ------------------------------
Net increase in cash and cash equivalents                                         5,032         13,929
Cash and cash equivalents, beginning of period                                    8,909          3,933
                                                                              ------------------------------
Cash and cash equivalents, end of period                                      $  13,941     $   17,862
                                                                              ==============================

------------------------------------------------------------------------------------------------------------

Supplemental cash flow information -
Interest paid during the period, net of capitalized interest of  $42 and $0
    in 2001 and 2002                                                          $   8,852     $    8,069
Non-cash activities -
Preferred return on mandatorily redeemable preferred partnership interests          794            884
Net change in unrealized loss on cash flow hedging derivative                         -             43

     See accompanying notes to unaudited consolidated financial statements.

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements, which include the accounts of Petro Stopping Centers Holdings, L.P. and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

     These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2001 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2001 and March 31, 2002, the results of operations and cash flows for the three months ended March 31, 2001 and March 31, 2002, and changes in partners' deficit and comprehensive loss for the three months ended March 31, 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full calendar year.

     The Company's fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $57.8 million and $60.8 million for the three months ended March 31, 2001 and March 31, 2002, respectively.

(2)  Significant Accounting Policies

Goodwill and Other Intangible Assets

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. As a result, the Company ceased amortization of its goodwill and did not recognize approximately $454,000 of goodwill amortization expense that would have been recognized in the three months ended March 31, 2002 under the previous accounting method. The Company's $31.8 million of goodwill relates to its company-operated truck stops reporting unit. Since the Company does not have publicly traded equity securities management determined that a reasonable method to calculate the fair value of the company-operated truck stops reporting unit would be in a manner similar to that described in Note 11 to Notes to Consolidated Financial Statements included in the Company's 2001 Form 10-K. Based on its analysis, as of January 1, 2002, no goodwill impairment exists for the company-operated truck stops reporting unit.

     The following is a summary of our net loss before minority interest, adjusted for goodwill amortization recognized:

                                                         Three Months Ended
                                                              March 31,
                                                           2001        2002
                                                       -------------------------
                                                           (in thousands)

      Reported net loss before minority interest       $ (6,264)   $ (4,098)
      Add back:  Goodwill amortization                      454           -
                                                       ----------  -----------
      Adjusted net loss before minority interest       $ (5,810)   $ (4,098)
                                                       ==========  ===========

     At January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The implementation of these standards did not have an impact on the Company's financial position or results of operations.


                                  (continued)

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Reclassifications

     Certain prior period amounts have been reclassified to conform to the current year presentation.

(3)  Segments

     The Company has two reportable operating segments, company-operated truck stops and franchise truck stop operations.

     The Company through its subsidiary, Petro Stopping Centers, L.P. (the "Operating Partnership"), operates 35 multi-service truck stops in the United States. The Operating Partnership's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. The Company has aggregated the Operating Partnership's company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended March 31, 2001 and March 31, 2002, the revenues generated from the Operating Partnership's company-operated truck stops were $234.9 million and $207.6 million, respectively.

     As of March 31, 2002, the Company, through the Operating Partnership, is franchisor to 20 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of the Operating Partnership's tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. During the three months ended March 31, 2001 and March 31, 2002, the revenues generated from the Operating Partnership's franchise truck stop operations were $1.3 million and $1.0 million, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in net revenues reported on the accompanying unaudited consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.


(4)  Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and also the use of an allocation approach for subsequent changes in the measurement of the liability. Upon adoption of SFAS No. 143, an entity will use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liability, asset retirement costs and accumulated depreciation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet assessed the impact of adopting SFAS No. 143 on the Company's financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 no longer requires the gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. SFAS No. 145 also requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Adoption of SFAS No. 145 is required effective January 1, 2003. Management has not yet assessed the impact, if any, of adopting SFAS No. 145 on the Company's financials statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company's 2001 Form 10-K.

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

     The forward-looking statements are included in, without limitation, "--Critical Accounting Policies," "--Transactions with Related-Parties," "--Network Development," "--Liquidity and Capital Resources," "--Results of Operations," and "--Recently Issued Accounting Pronouncements". In addition, in the preparation of the financial statements, management makes various estimates and assumptions that are by their nature forward-looking statements.

Reporting Format

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires us to identify and report certain information on our reportable operating segments. We have two reportable operating segments under SFAS No. 131, company-operated truck stops and franchise truck stop operations.

     We, through our subsidiary Petro Stopping Centers, L.P. (the "Operating Partnership"), operate 35 multi-service truck stops in the United States. The Operating Partnership's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. We have aggregated our Operating Partnership's company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended March 31, 2001 and March 31, 2002, the revenues generated from our Operating Partnership's company-operated truck stops were $234.9 million and $207.6 million, respectively.

     As of March 31, 2002, we are, through our Operating Partnership, a franchisor to 20 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our Operating Partnership's tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. During the three months ended March 31, 2001 and March 31, 2002, the revenues generated from our Operating Partnership's franchise truck stop operations were $1.3 million and $1.0 million, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in net revenues reported on the accompanying unaudited consolidated statements of operations. We do not allocate any expenses or assets in measuring this segment's profit and loss, nor do we believe there are any significant commitments or obligations resulting from these franchise agreements.

The following table sets forth our total consolidated revenues by major source:

                         SUMMARY OF SOURCES OF REVENUES


                                                Three Months Ended March 31,
                                        ----------------------------------------------
                                                 2001                   2002
                                        ----------------------------------------------
                                                   (dollars in thousands)

Fuel                                     $ 183,883       77.9%  $ 154,091      73.8%
Non-Fuel (excluding restaurant)             37,869       16.0%     38,946       8.7%
Restaurant                                  14,462        6.1%     15,603       7.5%
                                        ----------------------------------------------
Total Net Revenues                       $ 236,214      100.0%  $ 208,640     100.0%
                                        ==============================================

     Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $57.8 million and $60.8 million for the three months ended March 31, 2001 and March 31, 2002, respectively.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. As a result, we ceased amortization of our goodwill and did not recognize approximately $454,000 of goodwill amortization expense that would have been recognized in the three months ended March 31, 2002 under the previous accounting method. Our $31.8 million of goodwill relates to our company-operated truck stops reporting unit. Since we do not have publicly traded equity securities we have determined that a reasonable method to calculate the fair value of the company-operated truck stops reporting unit would be in a manner similar to that described in Note 11 to Notes to Consolidated Financial Statements included in our 2001 Form 10-K. Based on our analysis, as of January 1, 2002, no goodwill impairment exists for our company-operated truck stops reporting unit.

     The following is a summary of our net loss before minority interest, adjusted for goodwill amortization recognized:


                                                          Three Months Ended
                                                                March 31,
                                                          2001            2002
                                                        -----------------------
                                                             (in thousands)

        Reported net loss before minority interest      $  (6,264)    $  (4,098)
        Add back:  Goodwill amortization                      454             -
                                                        ------------------------
        Adjusted net loss before minority interest      $  (5,810)    $  (4,098)
                                                        ========================

     No provision for income taxes is reflected in the accompanying unaudited financial statements because we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

Critical Accounting Policies

     The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our unaudited consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies which involve the use of estimates, judgments and assumptions. See Note 2 to Notes to Consolidated Financial Statements included in our 2001 Form 10-K for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

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

Loyalty Program

     We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points. Management must make an assumption about the future redemption rate of Petro points outstanding. A change to these estimates could have an impact on our liability in the year of the change as well as in future years.

     The Emerging Issues Task Force of the Financial Accounting Standards Board is currently reviewing the accounting of volume-based sales incentive offers that would apply to programs such as ours, but has not yet reached a consensus. The issuance of new accounting standards could have an impact on our liability in the year of the change as well as in future years.

Transactions with Related-Parties

     Our related-party transactions are described in our 2001 Form 10-K under
Item 13, "Certain Relationships and Related Transactions". We believe that such transactions with related-parties are on terms comparable to those that could be obtained in arms-length transactions.

     Our most significant related-party transaction is that of the two ten-year supply agreements with ExxonMobil entered into in July 1999. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Petro Stopping Centers' diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline is available for sale, and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments at the prices set forth in the agreement.

Network Development

     The following table sets forth the development of our Operating Partnership's Petro Stopping Centers network since 1998:

                                                 As of March 31,
                                      ---------------------------------------
                                      1998     1999     2000    2001     2002
                                      ----     ----     ----    ----     ----

    Company-operated                   28       28       30      35       35
    Franchise operation                20       21       23      22       20
                                       --       --       --      --       --
      Total Petro Stopping Centers     48       49       53      57       55
                                       ==       ==       ==      ==       ==

     The following table sets forth information on Petro Stopping Centers opened from March 31, 1998 through March 31, 2002, all but two of which are full-sized facilities.


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

         Franchise operation:
           Milton, Pennsylvania                       March 1998
           Monee, Illinois                            April 1998
           Racine, Wisconsin                          December 1999
           Oak Grove, Missouri                        April 2001
           Glade Spring, Virginia                     October 2001

Liquidity and Capital Resources

     At March 31, 2002 our principal sources of liquidity were:

     o $17.3 million in available borrowing capacity under the revolving credit portion of our senior credit facility; and

     o Cash flows from operations of $10.6 million for the three months ended March 31, 2002 as compared to cash flows used in operations of $2.1 million for the three months ended March 31, 2001. The increase in cash flows was primarily due to fluctuations in the timing of payments to Mobil Diesel Supply Corporation, a wholly owned subsidiary of ExxonMobil, for fuel payments and higher operating income, offset by the timing of receipts related to trade receivables and variations in the timing of payments related to trade account payables.

     Our senior credit facility consists of a $60.0 million revolving credit facility and a term loan with an original principal amount of $40.0 million. At March 31, 2002, we had approximately $6.8 million in standby letters of credit, approximately $33.8 million in additional borrowings outstanding under our revolving credit facility, and $38.3 million in our outstanding balance under the term loan. We have been making principal payments on the term loan on a quarterly basis, since September 30, 2000. The first sixteen quarterly payments due are $250,000 each.

     Under our senior credit facility, any principal amount outstanding on our revolving credit facility up to $35.0 million will automatically convert at July 23, 2002 to a term loan. The outstanding balance under the term loan, if any, will be amortized in eight equal quarterly installments following the conversion. As of March 31, 2002, we estimate these quarterly installments will approximate $4.2 million each. Following this conversion, $25.0 million will continue to be available on a revolving basis until maturity at July 23, 2004. Interest on drawn funds is paid quarterly at 2.0% above the bank's base rate or 3.5% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.5% of undrawn funds are paid quarterly.

     Any funds drawn on our senior credit facility, are secured by substantially all of the Operating Partnership's assets, and the guarantees of Petro, Inc. and each of our subsidiaries.

     Accrual of dividends on mandatorily preferred partnership interests amounted to $884,000 for the first three months ended March 31, 2002. The dividends are only payable in cash if permitted by our then existing debt instruments.

     The following is a summary of our contractual cash obligations as of March 31, 2002:

           Contractual                             Less Than                                       After
          Cash Obligations             Total         1 Year        1-3 Years      4-5 Years       5 Years
          ----------------             -----         ------        ---------      ---------       -------
                                                                 (in thousands)
Long-term debt (including
     unamortized discounts)          $ 326,610     $   19,865     $   46,625     $ 146,750      $ 113,370
Operating leases                        30,502          2,936          5,822         4,624         17,120
Mandatorily redeemable preferred
     partnership interests              72,143              -              -             -         72,143
Contingently redeemable warrants         4,400              -          4,400             -              -
                                    -----------   ------------   ------------   -----------    -----------
Total                                $ 433,655     $   22,801     $   56,847     $ 151,374      $ 202,633
                                    ===========   ============   ============   ===========    ===========

     We had negative working capital of $29.5 million and $27.4 million at December 31, 2001 and March 31, 2002, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns every two to three days, but payment for such fuel purchases can generally be made over a longer period of time. Approximately 86.9% of our sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

     Capital expenditures totaled $401,000 for the three months ended March 31, 2002. All such funds were spent on existing Petro Stopping Centers.

     We currently expect to invest approximately $7.2 million during the remainder of 2002 on capital expenditures related to regular capital maintenance and improvement projects. These capital outlays will be funded through borrowings under our senior credit facility and internally generated cash.

     We are partially self-insured, paying our own employment practices, general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per occurrence basis. During the first quarter of 2002, we paid $2.5 million on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the three months ended March 31, 2002, aggregated provisions amounted to approximately $3.0 million. At March 31, 2002, the aggregated accrual amounted to approximately $7.6 million, which we believe is adequate to cover both reported and incurred but not reported claims.

     Based on the foregoing, we believe that internally generated funds, together with amounts available under our senior credit facility, will be sufficient to satisfy our cash requirements for operations and debt retirement through 2002 and the foreseeable future thereafter; provided however, that our ability to satisfy such obligations and maintain covenant compliance is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive conditions.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Overview. During the first quarter of 2002, despite a continued slow economy, we began to see an increase in customer traffic relative to the prior year period. Our net revenues fell due to reduced fuel revenues as a result of a decrease in our average retail-selling price, partially offset by an increase in our volume of fuel gallons sold. Our net revenues of $208.6 million decreased 11.7% in the first quarter of 2002 from $236.2 million in the first quarter of 2001. On a comparable unit basis, net revenues decreased by 12.6% to $203.6 million from $233.0 million in the prior year quarter, again due to a decrease in our average retail-selling price, also partially offset by an increase in our volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit as to a particular period in the current year if it was open during the same period of the prior year. Operating expenses were substantially consistent with the prior year quarter, despite increases in employee-related costs. General and administrative expenses decreased 11.6% to $4.0 million compared to $4.6 million in the prior year quarter primarily due to lower employee-related costs.

     Fuel. Revenues decreased 16.2% to $154.1 million in the first quarter of 2002 compared to $183.9 million in the first quarter of 2001. Fuel revenues fell due to a 19.2% decrease in our average retail-selling price stemming from lower fuel costs compared to the prior year quarter, offset by a 3.7% or 5.0 million gallon increase in fuel volumes. Gross profits decreased by 9.7% to $8.7 million in the first quarter of 2002 compared to $9.7 million in the prior year quarter due to lower cents per gallon margin. On a comparable unit basis, fuel revenues fell 17.2% due to a 19.3% decrease in our average retail-selling price, offset by a 2.6% increase in fuel volumes compared to the prior year quarter. Gross profits decreased by 11.4% or $1.1 million in the first quarter of 2002 compared to the prior year quarter. We believe the increase in volume is due to an increase in the demand for diesel fuel and a corresponding increase in related customer traffic at our sites as a result of an increase in freight shipments seen in the first quarter of 2002.

     Non-Fuel (excluding restaurant). Revenues increased 2.8% to $38.9 million in the first quarter of 2002 from $37.9 million in the first quarter of 2001. The increase in non-fuel revenues is primarily due to a 4.0% or $1.4 million increase in general merchandise sales at our retail stores and increased sales at our lube facilities. Gross profits increased 5.6% to $21.1 million in the first quarter of 2002 from $20.0 million in the first quarter of 2001. On a comparable unit basis, non-fuel revenues increased 2.0% or $754,000 compared to the prior year quarter and gross profits increased 5.0% or $984,000 compared to the prior year quarter. We believe these increases are due to an increase in customer traffic at our sites associated with an increase in freight shipments seen in the first quarter of 2002, in addition to improved inventory management.

     Restaurant. Revenues increased 7.9% to $15.6 million in the first quarter of 2002 compared to $14.5 million in the first quarter of 2001, due to an increase of 6.8% in our average ticket price and increased customer traffic. Gross profits in the restaurants improved by 9.0% or $926,000. On a comparable unit basis, restaurant revenues increased 7.3% or $1.0 million compared to the prior year quarter, while gross profits increased by 8.5% or $846,000. We believe these increases are due to an increase in our average ticket price and increased customer traffic associated with an increase in freight shipments seen in the first quarter of 2002.

     Costs and Expenses. Total costs and expenses decreased 12.7% to $204.4 million in the first quarter of 2002 compared to $234.0 million in the first quarter of 2001. Cost of sales decreased $28.7 million or 14.6% from the prior year quarter primarily due to lower fuel costs in the current year. Operating expenses were substantially consistent with the prior year quarter, despite increased employee-related costs. On a comparable unit basis, total costs and expenses decreased 13.5% or $31.1 million compared to the prior year quarter. On a comparable unit basis, in the first quarter of 2002, cost of sales decreased $30.2 million or 15.6% from the prior year quarter due to lower fuel costs partially offset by higher fuel volumes. On a comparable unit basis, operating expenses increased .4% or $105,000 to $27.3 million compared to the prior year quarter. General and administrative expenses decreased 11.6% to $4.0 million compared to $4.6 million in the prior year quarter primarily due to lower employee-related costs.

     Equity in Income (Loss) of Affiliate. We recognized $26,000 of income related to our investment in the Wheeler Ridge facility in Southern California compared to a $94,000 loss in the first quarter of 2001.

     Interest Expense, net. Interest expense, net, for the first quarter of 2002 remained flat compared to the prior year quarter due primarily to the decrease in both our borrowings and interest rates in the current year, offset by increased accretion on the 15% Notes issued in July 1999.

Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and also the use of an allocation approach for subsequent changes in the measurement of the liability. Upon adoption of SFAS No. 143, an entity will use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liability, asset retirement costs and accumulated depreciation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We have not yet assessed the impact of adopting SFAS No. 143 on our financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 no longer requires the gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. SFAS No. 145 also requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Adoption of SFAS No. 145 is required effective January 1, 2003. We have not yet assessed the impact, if any, of adopting SFAS No. 145 on our financials statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 2001 Form 10-K.

     At March 31, 2002, we were party to an interest rate swap agreement which was a cash flow hedge and qualifies for the shortcut method under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". At March 31, 2002, the swap agreement had a notional amount of $19.1 million. Under this agreement, we pay a fixed rate of 3.86% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. For the three months ended March 31, 2002, the effect of the swap was to increase the rate we were required to pay by 1.9%, which resulted in additional interest expense of approximately $94,000. As of March 31, 2002, the interest rate swap had a negative fair value of $121,000 which has been recorded in other liabilities and accumulated other comprehensive loss.

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

          None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PETRO STOPPING CENTERS HOLDINGS, L.P.
                                                    (Registrant)

Date:  May 14, 2002                    By:  /s/ J.A. Cardwell, Sr.
                                          --------------------------------------
                                                J.A. Cardwell, Sr.
                                                President and Director
                                                (On behalf of the Registrant and
                                                as Registrant's
                                                Principal Executive Officer)

                                  EXHIBIT INDEX

Exhibit No.     Exhibit Description
-----------     -------------------

3.1 (aa) Certificate of Limited Partnership of Petro Stopping Centers Holdings, L.P.

3.2 (aa) Limited Partnership Agreement of Petro Stopping Centers Holdings, L.P., dated July 23, 1999

10.34* Amended Employment Agreement, dated February 1, 2002, by and between James A. Cardwell, Jr. and Petro Stopping Centers, L.P.

(aa) Incorporated by reference to Petro Stopping Centers Holdings, L.P.'s Registration Statement on Form S-4 (Registration No. 333-87371), filed on September 17, 1999.

*Filed herewith.