Form 10-Q
period 2002-09-30
PETRO STOPPING CENTERS HOLDINGS LP
filed 2002-11-14
CIK 1094067

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

                For the quarterly period ended September 30, 2002

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

                          PART I. Financial Information

Item 1.  Financial Statements

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                   December 31,         September 30,
                                                                                       2001                  2002
                                                                                  ------------          ------------
                                     Assets

Current assets:
    Cash and cash equivalents                                                     $      9,944          $     15,499
    Trade accounts receivable, net                                                       3,909                 4,382
    Inventories, net                                                                    24,741                27,345
    Other current assets                                                                 1,144                   802
    Due from affiliates                                                                  2,420                 3,677
                                                                                  ------------          ------------
        Total current assets                                                            42,158                51,705

    Property and equipment, net                                                        230,564               220,933
    Deferred debt issuance costs, net                                                   11,607                10,045
    Other assets                                                                        12,171                12,598
    Goodwill                                                                            31,881                31,881
                                                                                  ------------          ------------
        Total assets                                                              $    328,381          $    327,162
                                                                                  ============          ============

            Liabilities and Partners' Deficit and Comprehensive Loss

Current liabilities:
    Current portion of long-term debt                                             $     14,640          $     17,650
    Trade accounts payable                                                              14,168                 7,095
    Accrued expenses and other liabilities                                              25,526                25,149
    Due to affiliates                                                                   17,529                28,152
                                                                                  ------------          ------------
        Total current liabilities                                                       71,863                78,046

    Long-term debt, excluding current portion                                          258,668               256,276
                                                                                  ------------          ------------
         Total liabilities                                                             330,531               334,322
                                                                                  ------------          ------------

    Commitments and contingencies

    Mandatorily redeemable preferred partnership interests                              36,802                39,519

    Contingently redeemable warrants                                                     4,400                 4,900

    Partners' deficit and comprehensive loss:
      General partners'                                                                 (1,326)               (1,415)
      Limited partners'                                                                (41,324)              (49,150)
      Negative capital accounts of minority partners in consolidated
       subsidiaries                                                                       (538)                 (511)
      Accumulated other comprehensive loss                                                (164)                 (503)
                                                                                  ------------          ------------
         Total partners' deficit and comprehensive loss                                (43,352)              (51,579)
                                                                                  ------------          ------------

         Total liabilities and partners' deficit and comprehensive loss           $    328,381          $    327,162
                                                                                  ============          ============

     See accompanying notes to unaudited consolidated financial statements.

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                     Three Months Ended        Nine Months Ended
                                                       September 30,              September 30,
                                                    2001          2002          2001         2002
                                                  ---------    ---------      ---------    ---------
Net revenues:
  Fuel (including motor fuel taxes)               $ 171,720    $ 180,629      $ 536,718    $ 503,595
  Non-fuel                                           66,036       62,226        177,757      179,314
                                                  ---------    ---------      ---------    ---------
       Total net revenues                           237,756      242,855        714,475      682,909

Costs and expenses:
  Cost of sales
     Fuel (including motor fuel taxes)              160,462      170,593        505,172      474,733
     Non-fuel                                        25,596       24,756         72,076       72,162
  Operating expenses                                 32,033       30,709         90,957       89,919
  General and administrative                          4,955        4,383         14,604       13,023
  Depreciation and amortization                       4,999        4,009         14,898       12,682
  Gain on disposition of fixed assets                   (59)         -              (59)         -
                                                  ---------    ---------      ---------    ---------
    Total costs and expenses                        227,986      234,450        697,648      662,519
                                                  ---------    ---------      ---------    ---------

    Operating income                                  9,770        8,405         16,827       20,390

Equity in income of affiliate                           111          175             68          302
Interest income                                          35           17            167           49
Interest expense, net                                (8,797)      (8,500)       (26,351)     (25,370)
                                                  ---------    ---------      ---------    ---------

Income (loss) before minority interest                1,119           97         (9,289)      (4,629)

Minority interest in income of consolidated
    subsidiaries                                         23           18              2           27
                                                  ---------    ---------      ---------    ---------

Net income (loss)                                     1,096           79         (9,291)      (4,656)

Accrual of preferred return on mandatorily
    redeemable preferred partnership interests         (836)        (931)        (2,440)      (2,717)
                                                  ---------      ---------    ---------    ---------

Net income (loss) applicable to common partners   $     260    $    (852)     $ (11,731)   $  (7,373)
                                                  =========    =========      =========    =========

     See accompanying notes to unaudited consolidated financial statements.

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
        UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                             AND COMPREHENSIVE LOSS
                  For the Nine Months Ended September 30, 2002
                                 (in thousands)

                                                                                Negative
                                                                                Capital
                                                                              Accounts of
                                                                                Minority       Accumulated
                                                     General      Limited     Partners in         Other            Total
                                                    Partners'    Partners'    Consolidated    Comprehensive       Partners'
                                                     Deficit      Deficit     Subsidiaries         Loss            Deficit
                                                    ---------    ---------    ------------    -------------       ---------
Balances, December 31, 2001                         $(1,326)     $(41,324)      $  (538)        $  (164)          $(43,352)
Net loss                                                (53)       (4,630)           27               -             (4,656)
Unrealized loss on cash flow hedging derivative:
   Unrealized holding loss arising during the
     period                                                                                        (618)              (618)
   Less:  reclassification adjustment for loss
      realized in net loss                                                                          279                279
                                                                                                -------           --------
   Net change in unrealized loss                                                                   (339)              (339)
                                                                                                                  --------
Comprehensive loss                                                                                                  (4,995)
                                                                                                                  --------
   Accrual of preferred return on mandatorily
      redeemable preferred partnership interests        (30)       (2,687)            -               -             (2,717)
Partners' minimum tax distributions                       -           (15)            -               -                (15)
Valuation adjustment of contingently redeemable
   warrants                                              (6)         (494)            -               -               (500)
                                                    -------      --------       -------         -------           --------

Balances, September 30, 2002                        $(1,415)     $(49,150)      $  (511)        $  (503)          $(51,579)
                                                    =======      ========       =======         =======           ========

     See accompanying notes to unaudited consolidated financial statements.

                      PETRO STOPPING CENTERS HOLDINGS, L.P.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                   2001             2002
                                                                                ---------        ----------
Cash flows from operating activities:
 Net loss                                                                       $  (9,291)       $   (4,656)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Minority interest in income of consolidated subsidiaries                             2                27
   Depreciation and amortization                                                   14,898            12,682
   Deferred debt issuance cost amortization and accretion of original
     issue discount                                                                 9,863            10,873
   Bad debt expense                                                                   210               161
   Equity in income of affiliate                                                      (68)             (302)
   Gain on disposition of fixed assets                                                (59)              -
 Increase (decrease) from changes in:
   Trade accounts receivable                                                        1,806              (634)
   Inventories                                                                       (173)           (2,604)
   Other current assets                                                               341               342
   Due from affiliates                                                                436            (1,257)
   Due to affiliates                                                               (2,694)           10,623
   Trade accounts payable                                                          (3,326)           (7,073)
   Accrued expenses and other liabilities                                           2,467              (701)
                                                                                ---------        ----------
     Net cash provided by operating activities                                     14,412            17,481
                                                                                ---------        ----------
Cash flows from investing activities:
 Proceeds from disposition of fixed assets                                            109                 -
 Purchases of property and equipment                                              (16,738)           (3,001)
(Increase) decrease  in other assets, net                                             100              (218)
                                                                                ---------        ----------
     Net cash used in investing activities                                        (16,529)           (3,219)
                                                                                ---------        ----------
Cash flows from financing activities:
 Repayments of bank debt                                                          (18,500)          (23,000)
 Proceeds from bank debt                                                           25,100            25,500
 Repayments of long-term debt and capital lease                                    (1,013)          (11,192)
 Partners' minimum tax distributions                                                   (2)              (15)
 Payment of debt issuance and modification costs                                   (1,084)              -
                                                                                ---------        ----------
     Net cash provided by (used in) financing activities                            4,501            (8,707)
                                                                                ---------        ----------
Net increase in cash and cash equivalents                                           2,384             5,555
Cash and cash equivalents, beginning of period                                     16,421             9,944
                                                                                ---------        ----------
Cash and cash equivalents, end of period                                        $  18,805        $   15,499
                                                                                =========        ==========

----------------------------------------------------------------------------------------------------------------
Supplemental cash flow information -
Interest paid during the period, net of capitalized interest of $87 and $0
    in 2001 and 2002                                                            $  19,924        $   18,144
Non-cash activities -
Preferred return on mandatorily redeemable preferred partnership interests          2,440             2,717
Increase (decrease) in valuation of contingently redeemable warrants               (5,300)              500
Outstanding principal amount on revolving credit facility converted to a
    term loan A                                                                         -            29,300
Net increase in unrealized loss on cash flow hedging derivative                         -               339

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

     These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2001 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2001 and September 30, 2002, the results of operations for the three and nine months ended September 30, 2001 and September 30, 2002, changes in partners' deficit and comprehensive loss for the nine months ended September 30, 2002, and cash flows for the nine months ended September 30, 2001 and September 30, 2002. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full calendar year.

     The Company's fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $56.1 million and $61.3 million for the three months ended September 30, 2001 and September 30, 2002, respectively, and $170.2 million and $182.4 million for the nine months ended September 30, 2001 and September 30, 2002, respectively.

(2)  Significant Accounting Policies

Goodwill and Other Intangible Assets

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. As a result, the Company ceased amortization of its goodwill and did not recognize approximately $1.4 million of goodwill amortization expense that would have been recognized in the nine months ended September 30, 2002 under the previous accounting method. Of the Company's $31.8 million of goodwill, $18.1 million and $13.7 million relate to its company-operated and franchise operation reporting units, respectively. Since the Company does not have publicly traded equity securities, management determined that a reasonable method to calculate the fair value of its company-operated and franchise operation reporting units would be in a manner similar to that provided in its equity incentive plan to determine an approximation of the market price of the Company's partnership interests. This methodology is described in Note 11 to Notes to Consolidated Financial Statements included in the Company's 2001 Form 10-K. Based on the Company's analysis, as of January 1, 2002, no goodwill impairment exists for either the company-operated or franchise operation reporting units.

                                  (continued)
                                       5

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of our net income (loss) before minority interest, adjusted for goodwill amortization recognized:

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                                    2001         2002         2001            2002
                                                   ------------------        ----------------------
                                                      (in thousands)             (in thousands)
Reported income (loss) before minority interest    $1,119         $97        $(9,289)       $(4,629)
Add back:  Goodwill amortization                      454           -          1,362              -
                                                   ------         ---        -------        -------
Adjusted net income (loss) before minority
interest                                           $1,573         $97        $(7,927)       $(4,629)
                                                   ======         ===        =======        =======

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The implementation of these standards did not have an impact on the Company's financial position or results of operations.

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current year presentation.

(3)  Segments

     The Company has two reportable operating segments, company-operated truck stops and franchise operations.

     The Company through its subsidiary, Petro Stopping Centers, L.P. (the "Operating Partnership"), operates 36 multi-service truck stops in the United States. The Operating Partnership's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. The Company has aggregated the Operating Partnership's company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended September 30, 2001 and September 30, 2002, the revenues generated from the Operating Partnership's company-operated truck stops were $231.6 million and $241.5 million, respectively, and $705.5 million and $679.2 million for the nine months ended September 30, 2001 and September 30, 2002, respectively.

     As of September 30, 2002, the Company, through the Operating Partnership, is a franchisor to 21 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of the Operating Partnership's tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. During the three months ended September 30, 2001 and September 30, 2002, the revenues generated from the Operating Partnership's franchise operations were $6.2 million and $1.4 million, respectively, and $9.0 million and $3.7 million for the nine months ended September 30, 2001 and September 30, 2002, respectively. The decrease in franchise revenue for the three and nine months ended September 30, 2002 is primarily due to a $5.0 million payment for the early termination of four franchise agreements received during the third quarter of 2001. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated statements of operations. The Company does not allocate any expenses in measuring this segment's profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

                                  (continued)
                                       6

                     PETRO STOPPING CENTERS HOLDINGS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(4)  Long-Term Debt

     The Company's senior credit facility requires quarterly prepayments of principal on both of the term loans A and B based on excess cash flow as defined therein. During the nine months ended September 30, 2002, required prepayments of approximately $77,000 and $512,000 were made on the term loans A and B, respectively. The current portion of long-term debt reflects management's estimate of expected prepayments due in the next twelve months based on such excess cash flow definition.

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 no longer requires the gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Adoption of SFAS No. 145 is required effective January 1, 2003. Management has determined that upon adoption of SFAS No. 145, the only impact will be on the amount shown as an extraordinary item in its 1999 Form 10-K, which will be reclassified as a component of loss before extraordinary item.

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

Reporting Format

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires us to identify and report certain information on our reportable operating segments. We have two reportable operating segments under SFAS No. 131, company-operated truck stops and franchise operations.

     We, through our subsidiary Petro Stopping Centers, L.P. (the "Operating Partnership"), operate 36 multi-service truck stops in the United States. The Operating Partnership's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. We have aggregated our Operating Partnership's company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended September 30, 2001 and September 30, 2002, the revenues generated from the Operating Partnership's company-operated truck stops were $231.6 million and $241.5 million, respectively, and $705.5 million and $679.2 million for the nine months ended September 30, 2001 and September 30, 2002, respectively.

     As of September 30, 2002, we are, through our Operating Partnership, a franchisor to 21 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our Operating Partnership's tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. During the three months ended September 30, 2001 and September 30, 2002, the revenues generated from the Operating Partnership's franchise operations were $6.2 million and $1.4 million, respectively, and $9.0 million and $3.7 million for the nine months ended September 30, 2001 and September 30, 2002, respectively. The decrease in franchise revenue for the three and nine months ended September 30, 2002 is primarily due to a $5.0 million payment for the early termination of four franchise agreements received during the third quarter of 2001. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated statements of operations. We do not allocate any expenses in measuring this segment's profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from these franchise agreements.

     The following table sets forth our total consolidated revenues by major source:

                         SUMMARY OF SOURCES OF REVENUES

                                         Three Months Ended September 30,          Nine Months Ended September 30,
                                    --------------------------------------      -------------------------------------
                                           2001                 2002                   2001                  2002
                                    ------------------   -----------------      ------------------   ----------------
                                          (dollars in thousands)                    (dollars in thousands)
Fuel                                 $171,720    72.2%   $180,629    74.4%      $536,718     75.1%   $503,595    73.7%
Non-Fuel (excluding restaurant)        49,555    20.9%     45,475    18.7%       130,736     18.3%    130,539    19.1%
Restaurant                             16,481     6.9%     16,751     6.9%        47,021      6.6%     48,775     7.2%
                                     --------   ------   --------   ------      --------    ------   --------   ------
Total Net Revenues                   $237,756   100.0%   $242,855   100.0%      $714,475    100.0%   $682,909   100.0%
                                    =========   ======   ========   ======      ========    ======   ========   ======

     Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $56.1 million and $61.3 million for the three months ended September 30, 2001 and September 30, 2002, respectively, and $170.2 million and $182.4 million for the nine months ended September 30, 2001 and September 30, 2002, respectively.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. As a result, we ceased amortization of our goodwill and did not recognize approximately $1.4 million of goodwill amortization expense that would have been recognized in the nine months ended September 30, 2002 under the previous accounting method. Of our $31.8 million of goodwill, $18.1 million and $13.7 million relate to our company-operated and franchise operation reporting units, respectively. Since we do not have publicly traded equity securities, we have determined that a reasonable method to calculate the fair value of our company-operated and franchise operation reporting units would be in a manner similar to that provided in our equity incentive plan to determine an approximation of our market price of our partnership interests. This methodology is described in Note 11 to Notes to Consolidated Financial Statements included in our 2001 Form 10-K. Based on our analysis, as of January 1, 2002, no goodwill impairment exists for either our company-operated or franchise operation reporting units.

     The following is a summary of our net income (loss) before minority interest, adjusted for goodwill amortization recognized:

                                                   Three Months Ended   Nine Months Ended
                                                     September 30,        September 30,
                                                   2001          2002   2001          2002
                                                   ------------------   ------------------
                                                     (in thousands)       (in thousands)
Reported income (loss) before minority interest    $1,119      $   97   $(9,289)    $(4,629)
Add back:  Goodwill amortization                      454           -      1,362          -
                                                   ------      ------   -------     -------
Adjusted net income (loss) before minority
interest                                           $1,573      $   97   $(7,927)    $(4,629)
                                                   ======      ======   =======     =======

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

Network Development

     The following table sets forth the development of our Operating Partnership's Petro Stopping Centers network since 1998:

                                                   As of September 30,
                                        1998     1999     2000     2001     2002
                                        ----     ----     ----     ----     ----
Company-operated                         28       29       33       35       36
Franchise operation                      21       22       23       19       21
                                        ----     ----     ----     ----     ----

     Total Petro Stopping Centers        49       51       56       54       57
                                        ====     ====     ====     ====     ====

     The following table sets forth information on currently existing Petro Stopping Centers opened from September 30, 1998 through September 30, 2002, all but two of which are full-sized facilities.

          Location                                  Date Opened
          --------                                  -----------

Company-operated:

     Wheeler Ridge, California                      June 1999
     Jackson, Mississippi                           November 1999
     Mebane, North Carolina                         April 2000
     Glendale, Kentucky                             June 2000
     Carlisle, Pennsylvania                         September 2000
     Los Banos, California                          November 2000
     North Las Vegas, Nevada                        January 2001
     Fremont, Indiana                               August 2002

Franchise operation:

     Racine, Wisconsin                              December 1999
     Oak Grove, Missouri                            April 2001
     Glade Spring, Virginia                         October 2001
     Greensburg, Indiana                            June 2002

     Effective June 7, 2002, the franchise rights with respect to the Monee, Illinois franchise operation were transferred and assigned to Gas City, Ltd., an unrelated entity. We do not expect any material adverse affect on our financial position or results of operations due to the transfer of these franchise rights.

     In September and October 2002 we signed agreements for new franchise truck stops located in Morton's Gap, Kentucky, and Gaston, Indiana, respectively. Both franchise locations commenced operations in October 2002.

Liquidity and Capital Resources

     At September 30, 2002 our principal sources of liquidity were:

     o $15.4 million in available borrowing capacity under the revolving credit portion of our senior credit facility; and

     o Cash flows from operations of $17.5 million for the nine months ended September 30, 2002. The increase in cash flows was primarily due to fluctuations in the timing of payments for fuel to Mobil Diesel Supply Corporation, a wholly owned subsidiary of ExxonMobil, and higher operating income, offset by variations in the timing of payments for trade accounts payable and other current liabilities and the timing of receipts related to trade receivables.

     At September 30, 2002, our senior credit facility consisted of a $25.0 million revolving credit facility, and two term loans, A and B, with original principal amounts of $29.3 million and $40.0 million, respectively. At September 30, 2002, we had $6.6 million in standby letters of credit, $3.0 million in additional borrowings outstanding under our revolving credit facility, and $25.6 million and $37.2 million outstanding under the term loans A and B, respectively. Under the term loan A, we made our first of eight scheduled quarterly principal payments of $3.7 million in September 2002. Under the term loan B we have been making scheduled quarterly principal payments since September 30, 2000. The first sixteen scheduled quarterly principal payments under the term loan B are $250,000 each. In addition to the scheduled quarterly principal payments, we are required to make quarterly prepayments of principal on both of the term loans A and B based on excess cash flow as defined in our senior credit facility. These required prepayments reduce scheduled principal payments at the end of the term. During the nine months ended September 30, 2002, required prepayments of approximately $77,000 and $512,000 were made on the term loans A and B, respectively. The current portion of long-term debt reflects our estimate of expected prepayments due in the next twelve months based on such excess cash flow definition.

     Under our senior credit facility, $25.0 million is available on a revolving basis until maturity at July 23, 2004. Interest on drawn funds is paid quarterly at 1.75% above the bank's base rate or 3.25% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.5% of undrawn funds are paid quarterly.

     Any funds drawn on our senior credit facility are secured by substantially all of the Operating Partnership's assets and the guarantees of Petro, Inc. and each of our subsidiaries.

     Accrual of dividends on mandatorily preferred partnership interests amounted to $2.7 million for the nine months ended September 30, 2002. The dividends are only payable in cash if permitted by our then existing debt instruments.

     The following is a summary of our contractual cash obligations as of September 30, 2002:

            Contractual                            Less Than                                      After
          Cash Obligations             Total        1 Year        1-3 Years      4-5 Years       5 Years
          ----------------             -----       ---------      ---------      ---------       -------
                                                                 (in thousands)
Long-term debt (including
     unamortized discounts)          $ 314,169     $  17,650      $  48,149      $ 135,000      $ 113,370
Operating leases                        32,444         3,207          9,754          3,886         15,597
Mandatorily redeemable preferred
     partnership interests              72,143             -              -              -         72,143
Contingently redeemable warrants         4,900             -          4,900              -              -
                                     ---------     ---------      ---------      ---------      ---------
Total                                $ 423,656     $  20,857      $  62,803      $ 138,886      $ 201,110
                                     =========     =========      =========      =========      =========

     On June 3, 2002, all of our Operating Partnership's outstanding 12 1/2% Senior Notes for $6.2 million plus accrued interest matured and were retired.

     We had negative working capital of $29.7 million and $26.3 million at December 31, 2001 and September 30, 2002, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to six days, but payment for such fuel purchases can generally be made over a longer period of time. Approximately 85.6% of our sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

     Capital expenditures on our truck stop network totaled $3.0 million for the nine months ended September 30, 2002.

     We currently expect to invest approximately $2.6 million during the remainder of 2002 on capital expenditures related to regular capital maintenance and improvement projects. These capital outlays will be funded through borrowings under our senior credit facility and internally generated cash.

     We are partially self-insured, paying our own employment practices, general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per occurrence basis. During the nine months ended September 30, 2002, we paid approximately $5.3 million on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the nine months ended September 30, 2002, aggregated provisions amounted to approximately $5.7 million. At September 30, 2002, the aggregated accrual amounted to approximately $7.5 million, which we believe is adequate to cover both reported and incurred but not reported claims.

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

     Based on the foregoing, we believe that internally generated funds, together with amounts available under our senior credit facility, will be sufficient to satisfy our cash requirements for operations and debt service through 2002 and the foreseeable future, provided however, that our ability to satisfy such obligations, maintain covenant compliance under our senior credit facility, and to refinance our senior credit facility prior to its maturity is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive conditions.

Results of Operations

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Overview. The first nine months of 2002 have shown significant growth in net income over the prior year period due to an increase in customer traffic and our continuing focus on improving efficiencies in our operations. Our net revenues declined as a result of a decrease in our average retail-selling price of fuel and a $5.0 million payment for the early termination of four franchise agreements received in 2001, partially offset by an increase in our volume of fuel gallons sold. Our net revenues of $682.9 million decreased 4.4% in the first nine months of 2002 from $714.5 million in the first nine months of 2001. On a comparable unit basis, net revenues decreased by 5.4% to $662.9 million from $700.6 million in the prior year period, again due to a decrease in our average retail-selling price of fuel and a $5.0 million payment for the early termination of four franchise agreements received in 2001, partially offset by an increase in our volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit as to a particular period in the current year if it was open during the same period of the prior year. Operating expenses decreased 1.1% to $89.9 million from $91.0 million in the prior year primarily due to a decrease in utility expense and other non-employee related costs. General and administrative expenses decreased 10.8% to $13.0 million compared to $14.6 million in the prior year primarily due to lower employee-related costs.

     Fuel. Revenues decreased 6.2% to $503.6 million in the first nine months of 2002 compared to $536.7 million in the first nine months of 2001. Fuel revenues fell due to an 11.5% decrease in our average retail-selling price stemming from lower fuel costs compared to the prior year period, offset by a 6.0% or 23.6 million gallon increase in fuel volumes. Gross profit decreased by 8.5% to $28.9 million in the first nine months of 2002 compared to $31.5 million in the prior year period. On a comparable unit basis, fuel revenues fell 7.2% due to an 11.6% decrease in our average retail-selling price, offset by a 5.0% increase in fuel volumes compared to the prior year period. On a comparable unit basis, gross profit decreased by 10.2% or $3.1 million in the first nine months of 2002 compared to the prior year period. We believe the increase in volume is due to an increase in the demand for diesel fuel and a corresponding increase in related customer traffic at our sites as a result of continued increases in freight shipments seen in the first nine months of 2002.

     Non-Fuel (excluding restaurant). Revenues decreased 0.2% to $130.5 million in the first nine months of 2002 from $130.7 million in the first nine months of 2001. The decrease in non-fuel revenues is primarily due to a $5.0 million payment for the early termination of four franchise agreements received in 2001, offset by a 4.8% or $5.6 million increase in general merchandise sales at our retail stores and increased sales at our lube facilities. Gross profit decreased 0.4% to $72.3 million in the first nine months of 2002 from $72.5 million in the first nine months of 2001 primarily due to a $5.0 million payment for the early termination of four franchise agreements received in 2001. On a comparable unit basis, non-fuel revenues decreased 0.8% or $1.1 million compared to the prior year period and gross profit decreased 1.0% or $728,000 compared to the prior year period. The decrease in non-fuel revenues is primarily due to a $5.0 million payment for the early termination of four franchise agreements received in 2001, offset by a 4.1% or $4.6 million increase in general merchandise sales at our retail stores and increased sales at our lube facilities. We believe these improvements are due to increases in customer traffic at our sites associated with continued increases in freight shipments seen in the first nine months of 2002, in addition to inventory management improvements.

     Restaurant. Revenues increased 3.7% to $48.8 million in the first nine months of 2002 compared to $47.0 million in the first nine months of 2001 due to an increase of 5.7% in our average ticket. Gross profit in the restaurants improved by 5.3% or $1.7 million. On a comparable unit basis, restaurant revenues increased 2.9% or $1.3 million compared to the prior year period, while gross profit increased by 4.5% or $1.4 million. We believe these improvements are due to an increase in our average ticket compared to the prior year period.

     Costs and Expenses. Total costs and expenses decreased 5.0% to $662.5 million in the first nine months of 2002 compared to $697.6 million in the first nine months of 2001. Cost of sales decreased $30.4 million or 5.3% from the prior year period primarily due to lower fuel costs in the current year, partially offset by an increase in volume of fuel gallons sold. Operating expenses decreased 1.1% or $1.0 million to $89.9 million compared to the prior year primarily due to a decrease in utility expense and other non-employee related costs. On a comparable unit basis, total costs and expenses decreased 5.9% or $40.4 million compared to the prior year period. On a comparable unit basis, cost of sales decreased $35.3 million or 6.2% from the prior year period due to lower fuel costs partially offset by higher fuel volumes. On a comparable unit basis, operating expenses decreased 1.4% or $1.3 million from the prior year period. General and administrative expenses decreased 10.8% to $13.0 million compared to $14.6 million in the prior year period primarily due to lower employee-related costs.

     Equity in Income of Affiliate. We recognized $302,000 of income related to our investment in the Wheeler Ridge facility in Southern California compared to $68,000 of income in the first nine months of 2001, due to improved operating results at the facility.

     Interest Expense, net. Interest expense, net, decreased 3.7% or $981,000 to $25.4 million in the first nine months of 2002 compared to the prior year period, due primarily to the decrease in both our borrowings and interest rates in the current year, offset by increased accretion on the 15% Notes.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Overview. During the third quarter of 2002, our strong growth compared to the prior year quarter reflected both a continued increase in customer traffic and our continuing emphasis on improving the efficiencies of our operations. Our net revenues increased due mainly to improved fuel revenues as a result of an increase in our volume of fuel gallons sold, as well as the addition of a new site, partially offset by a decrease in our average retail-selling price of fuel and a $5.0 million payment for the early termination of four franchise agreements received in 2001. Our net revenues of $242.9 million increased 2.1% in the third quarter of 2002 from $237.8 million in the third quarter of 2001. On a comparable unit basis, net revenues increased by 1.0% to $234.5 million from $232.2 million in the prior year quarter, again due to an increase in our volume of fuel gallons sold, partially offset by a decrease in our average retail-selling price of fuel and a $5.0 million payment for the early termination of four franchise agreements received in 2001. A Petro Stopping Center is considered a comparable unit as to a particular period in the current year if it was open during the same period of the prior year. Operating expenses decreased 4.1% to $30.7 million from $32.0 million in the prior year quarter due primarily to a decrease in non-employee related costs. General and administrative expenses decreased 11.5% to $4.4 million compared to $5.0 million in the prior year quarter primarily due to lower employee-related costs.

     Fuel. Revenues increased 5.2% to $180.6 million in the third quarter of 2002 compared to $171.7 million in the third quarter of 2001. Fuel revenues increased due to an 8.7% increase in our volume of fuel gallons sold, as well as the addition of a new site, offset by a 3.3% decrease in the average retail-selling price compared to the prior year quarter. Gross profit decreased by 10.9% to $10.0 million in the third quarter of 2002 compared to $11.3 million in the prior year quarter. On a comparable unit basis, fuel revenues increased 3.9% due to a 7.5% increase in fuel volumes, offset by a 3.4% decrease in our average retail-selling price compared to the prior year quarter. On a comparable unit basis, gross profit decreased by 12.9% or $1.4 million in the third quarter of 2002 compared to the prior year quarter. We believe the increase in volume is due to an increase in the demand for diesel fuel and a corresponding increase in related customer traffic at our sites as a result of continued increases in freight shipments seen in the third quarter of 2002, in addition to our new site.

     Non-Fuel (excluding restaurant). Revenues decreased 8.2% to $45.5 million in the third quarter of 2002 from $49.6 million in the third quarter of 2001. The decrease in non-fuel revenues is primarily due to a $5.0 million payment for the early termination of four franchise agreements received in 2001, offset by a 2.5% or $1.0 million increase in general merchandise sales at our retail stores and increased sales at our lube facilities due in part to the addition of our new site. Gross profit decreased 11.8% to $25.5 million in the third quarter of 2002 from $28.9 million in the third quarter of 2001, primarily due to a $5.0 million payment for the early termination of four franchise agreements received in 2001. On a comparable unit basis, non-fuel revenues decreased 8.9% or $4.3 million compared to the prior year quarter and gross profit decreased 12.5% or $3.5 million compared to the prior year quarter.

     Restaurant. Revenues increased 1.6% to $16.8 million in the third quarter of 2002 compared to $16.5 million in the third quarter of 2001, due to an increase of 4.6% in our average ticket, as well as the addition of a new site. Gross profit in the restaurants improved by 3.7% or

$426,000. On a comparable unit basis, restaurant revenues were consistent with the prior year quarter, while gross profit increased by 2.1% or $234,000.

     Costs and Expenses. Total costs and expenses increased 2.8% to $234.5 million in the third quarter of 2002 compared to $228.0 million in the third quarter of 2001. Cost of sales increased $9.3 million or 5.0% from the prior year quarter primarily due to an increase in volume of fuel gallons sold, partially offset by lower costs per fuel gallon. Operating expenses decreased 4.1% or $1.3 million to $30.7 million compared to the prior year quarter primarily due to a decrease in non-employee related costs. On a comparable unit basis, total costs and expenses increased 1.7% or $3.8 million compared to the prior year quarter. On a comparable unit basis, cost of sales increased $7.0 million or 3.9% from the prior year quarter due to higher fuel volumes, partially offset by lower costs per fuel gallon. On a comparable unit basis, operating expenses decreased 5.3% or $1.7 million to $29.5 million compared to the prior year quarter primarily due to a decrease in non-employee related costs. General and administrative expenses decreased 11.5% to $4.4 million compared to $5.0 million in the prior year quarter primarily due to lower employee-related costs.

     Equity in Income of Affiliate. We recognized $175,000 of income related to our investment in the Wheeler Ridge facility in Southern California compared to $111,000 of income in the third quarter of 2001, due to improved operating results at the facility.

     Interest Expense, net. Interest expense, net, decreased 3.4% or $297,000 to $8.5 million in the third quarter of 2002 compared to the prior year quarter, due primarily to the decrease in both our borrowings and interest rates in the current year, offset by increased accretion on the 15% Notes.

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 no longer requires the gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Adoption of SFAS No. 145 is required effective January 1, 2003. We have determined that upon adoption of SFAS No. 145, the only impact will be on the amount shown as an extraordinary item in our 1999 Form 10-K, which will be reclassified as a component of loss before extraordinary item.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 2001 Form 10-K.

     At September 30, 2002, we were party to an interest rate swap agreement which is a cash flow hedge and qualifies for the shortcut method under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Under this agreement, we pay a fixed rate of

3.86% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. For the three-month interval ending September 30, 2002, the notional amount was $19.0 million. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. For the nine months ended September 30, 2002, the effect of the swap was to increase the rate we were required to pay by 1.9%, which resulted in additional interest expense of approximately $279,000. As of September 30, 2002, the interest rate swap had a negative fair value of approximately $503,000 which has been recorded in other liabilities and accumulated other comprehensive loss.

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this report, we completed an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

     We believe there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are party to various ordinary litigation incidental to our business for which estimates of losses have been accrued, when appropriate. In our opinion, such proceedings will not have a material adverse effect on our financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on page 21 of this Quarterly Report.

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

                                   PETRO STOPPING CENTERS HOLDINGS, L.P.
                                             (Registrant)


Date:  November 13, 2002           By:  /s/ J.A. Cardwell, Sr.
                                      -----------------------------------------
                                      J.A. Cardwell, Sr.
                                      President and Director
                                      (On behalf of the Registrant and as
                                      Registrant's Principal Executive Officer)

                                 Certifications

I, J.A. Cardwell, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Petro Stopping Centers Holdings;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ J.A. Cardwell, Sr.
---------------------------
   (J.A. Cardwell, Sr.)
   President and Director

                                 Certifications

I, Edward Escudero, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Petro Stopping Centers Holdings;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Edward Escudero
---------------------------
   (Edward Escudero)
   Treasurer

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