Form 10-K
period 2002-12-31
PETRO STOPPING CENTERS HOLDINGS LP
filed 2003-03-31
CIK 1094067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

Commission file number 333-87371

PETRO STOPPING CENTERS HOLDINGS, L.P.

(Exact name of each registrant as specified in its charter)

Delaware	74-2922482
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

6080 Surety Drive El Paso, Texas	79905
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (915) 779-4711

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable

PART I

Item 1. Business

General

We are a nationwide operator of large, multi-service truck stops with a network of 60 facilities known as Petro Stopping Centers® (“Petro Stopping Centers”), located in 31 states. Our business was founded by J.A. Cardwell Sr., who opened our first truck stop in El Paso, Texas in 1975. We have built our reputation by providing the “quality difference”, which we believe to be a high level of customer service and quality products delivered in a consistently clean and friendly environment. Each Petro Stopping Center offers a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants (“Iron Skillet®”), truck preventive maintenance centers (“Petro:Lube®”), and travel and convenience stores to professional truck drivers, other highway motorists, and local residents. Of the 60 Petro Stopping Centers, 23 are operated by franchisees who are required to meet our high standards of quality and service. Our primary customers are commercial trucking fleets and professional truck drivers that comprise the long-haul sector of the trucking industry. We sell diesel fuel to approximately 10,000 trucking accounts.

Our facilities are designed to offer a number of benefits to truck fleet operators and drivers. These benefits generally include well-lit and fenced parking lots to enhance security for drivers, trucks, and freight; spacious parking areas and traffic flow patterns designed to reduce accidents; and fewer stops and out-of-route miles through the use of our one-stop, multi-service facilities.

Company Formation

On July 23, 1999, Petro Stopping Centers, L.P. (the “Operating Partnership”), consummated a transaction pursuant to which Petro Stopping Centers Holdings, L.P. (“Holdings”) was formed as a Delaware limited partnership, and substantially all of the owners in the Operating Partnership at that time, exchanged their interests in the Operating Partnership for identical interests in us and became our owners. Petro Holdings Financial Corporation was formed for the purpose of serving as co-issuer of certain 15.0% senior discount notes due 2008 (the “15% Notes”). Petro Holdings Financial Corporation, the Operating Partnership and its subsidiaries, Petro Financial Corporation and Petro Distributing Inc., became our subsidiaries. Petro Warrant Holdings Corporation (“Warrant Holdings”) was formed for the purpose of owning a 10.0% common limited partnership in us and issuing the warrants that were sold with the 15% Notes and are exchangeable into all of the common stock of Warrant Holdings.

As a result of the July 23, 1999 transaction, we own approximately 99.5% of the common partnership interests in the Operating Partnership, and the minority interest of 0.5% is owned by affiliates of Petro, Inc., J.A. Cardwell Sr., James A. Cardwell Jr., and JAJCO II, Inc., (collectively, the “Cardwell Group”). Our common limited partnership interests are owned by:

Cardwell Group:
General partnership interest	1.1%
Limited partnership interest	50.5%
Volvo Petro Holdings, L.L.C.	28.7%
Mobil Long Haul, Inc.	9.7%
Warrant Holdings	10.0%

Our mandatorily redeemable preferred partnership interests (which have a weighted effective interest rate of 9.5% and certain of which are convertible into 3.9% of our common partnership interests at any time prior to July 23, 2009), are owned by Mobil Long Haul, Inc. (“Mobil Long Haul”), an affiliate of Exxon Mobil Corporation (“ExxonMobil”) and the Cardwell Group.

We conduct substantially all of our operations through the Operating Partnership. We currently have no operations of our own and are, therefore, dependent upon the earnings and cash flows of the Operating Partnership to satisfy our obligations under the 15% Notes and warrants.

Petro Stopping Centers

We operate large, multi-service truck stops in the United States. Our facilities, which are known as Petro Stopping Centers, generally are built on fifteen to thirty acres situated at a convenient location with easy interstate highway access. They can accommodate 200 to 300 trucks and 100 to 175 cars or recreational vehicles in spacious, well-lit, and fenced parking lots, which are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks and freight. Within the Petro Stopping Center network, we offer standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. These include separate gas and diesel fueling islands, our home-style Iron Skillet® restaurants, truck preventative maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers’ needs during long periods away from home. Additionally, we provide amenities such as telephone, fax, photocopying, computer, other communication services, and postal services. Petro Stopping Centers also offer certified truck weighing scales, truck washes, laundry facilities, private showers, game, television and movie rooms, and barbershops.

In addition to our 37 company-operated locations, as of December 31, 2002, we were a franchisor to 23 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees.

Of our 37 company-operated Petro Stopping Centers, 32 are full-size locations and five are Petro:2® Stopping Centers which provide the same basic fuel and non-fuel services as full-size Petro Stopping Centers, but on a smaller scale and with fewer amenities. All of the company-operated Petro Stopping Centers are owned or leased by us except for the Wheeler Ridge, California facility which is jointly-owned with Tejon Development Corporation. Of our 23 franchised facilities, 19 are full-service locations and four are Petro:2® Stopping Centers.

Fuel

Each Petro Stopping Center has a diesel fuel island, which is a self-service facility for professional drivers and typically consists of eight to sixteen fueling lanes. The fuel dispensers are computer driven, high speed units. Each fueling lane permits simultaneous fueling of each of a truck’s two tanks. Pursuant to our strategic alliance with ExxonMobil, see Item 13, “Certain Relationships and Related Transactions,” we sell Mobil branded diesel fuel at all but two of the company-operated diesel fuel islands. All Mobil branded diesel fuel islands and dispensers we operate carry signage with both the “Petro” and “Mobil” brand names.

In addition to the diesel fuel island for professional drivers, gasoline and automobile diesel fuel are sold from a separate auto fuel island at 35 of our 37 company-operated locations. The auto fuel islands are accessed by separate “auto-only” entrances, which help to separate auto and truck traffic at the facility. The typical auto fuel island is equipped with four to six fuel dispensers for convenient and efficient fueling.

Non-fuel (excluding restaurant)

In 1983, we opened our first Petro:Lube® facility to provide “while-you-wait” preventive maintenance service for trucks. Since that time, Petro:Lubes® have been introduced at all but two of our company-operated Petro Stopping Centers. In addition to Petro Stopping Center locations, we opened a stand-alone Petro:Lube® in 1996. Petro:Lube® facilities offer oil, filter, and lubrication services, new, used, and retread tires, as well as tire and other minor repairs. We believe we were the first truck stop chain to offer these types of services to truckers on an express basis.

Each Petro:Lube® sells a number of what we believe to be high-quality brands such as: Mobil Delvac, Shell, and Chevron heavy duty motor oils and Kelly, Bridgestone, Michelin, Yokohama, and Firestone tires. Petro:Lubes® primarily feature Mobil’s Delvac brand lubricants as part of our marketing strategy with ExxonMobil, see Item 13, “Certain Relationships and Related Transactions”. Each Petro:Lube® honors manufacturers’ warranties as well as our warranties for work performed at any Petro:Lube® throughout the country. Petro:Lube® services are primarily utilized by owner/operators and small fleets.

To attract the business of drivers seeking a quick refueling stop, each diesel fuel island includes a “mini-mart” offering an array of deli take-out food, snack foods, beverages, toiletries, and a basic selection of trucker accessories and supplies. In addition, other services (including certified scales, check cashing, permit services, faxing, and copying) are available at the fuel islands. These facilities enable the driver seeking a quick refueling stop to purchase consumables and services while refueling.

Each full-size Petro Stopping Center also includes a “Travel Store,” located in the main facility. Travel Stores feature merchandise specifically selected to cater to a professional truck driver’s shopping needs during the long periods typically spent away from home. Merchandise categories include food items, clothing, electronics such as televisions, mobile satellite dishes, VCRs, and CB radios as well as toiletries, gifts, and truck accessories such as cables, fuses, reflectors, and antennae. A Travel Store typically carries more than 7,500 SKUs and averages 2,600 square feet of selling space.

To meet the personal and business needs of commercial drivers and other motorists, we provide numerous additional services at the main facility of our Petro Stopping Centers. At the typical Petro Stopping Center, customers have access to telephone, internet, money wire services, fax, and other communication services, overnight express drop boxes, and ATMs. In addition, customers may receive their paychecks and cash advances. At most locations, professional drivers have convenient on-site access to a certified truck weighing scale and a truck wash operated by third parties which lease part of a Petro Stopping Center to provide these services. For a driver’s comfort and relaxation, Petro Stopping Centers provide laundry facilities, game rooms, television viewing rooms and, at some Petro Stopping Centers, movie rooms. We also lease retail space at our Petro Stopping Centers to independent merchants.

Each full-size Petro Stopping Center features twelve to eighteen private shower facilities. The showers are fully tiled for easy maintenance and are professionally cleaned after each use. Each shower room is equipped with a lock to provide privacy and security.

Since June 1993 the Petro Stopping Center located in Shreveport, Louisiana has featured video poker operations. In order to satisfy state law requirements, in February 2000 we leased the Shreveport fuel island operation to our affiliate, Petro Truckstops, Inc., which operates the video poker offering.

We have introduced nationally branded fast food concepts at thirteen of our company-operated locations. We currently operate two Wendy’s, one Taco Time, two Blimpie Subs & Salads, three Baskin-Robbins, three Tastee Freeze, four Noble Romans, and eight Pizza Hut Express units under franchise agreements. In addition, as of December 31, 2002 we had introduced our own branded deli program known as “The Filling Station” at fifteen company-operated Petro Stopping Centers.

Restaurant

Each full-size Petro Stopping Center includes our trademarked Iron Skillet® restaurant. This home-style, sit down restaurant typically seats approximately 180 customers, and features counter and wait service, a soup and salad bar and three “All-You-Can-Eat” buffets per day. The Iron Skillet® prides itself on “home cooked” items prepared fresh at each location. Recipes developed at our test kitchen in El Paso are accessible from each location by computer. Iron Skillet® restaurants are open 24 hours per day, 365 days per year and have “drivers only” sections, which are preferred by drivers who like to socialize and exchange information with other drivers at our restaurants. Public telephones are generally available throughout the dining area for customer convenience.

Competition

The United States truck stop industry is highly competitive and somewhat fragmented. We experience competition primarily on two fronts: limited service “pumper” truck stops, which focus on providing fuel, typically at discounted prices, while offering only limited additional products and services; and multi-service travel centers, which offer professional drivers and the public a wider range of products and services.

We believe that our principal competitors are increasingly the larger nationwide chains, some of which have substantially greater financial and marketing resources than we do. We believe there are approximately 2,400 multi-service and pumper truck stops located in the United States. Approximately 66.7% of the multi-service truck stops are operated by five national chains, of which we are one.

While we price our diesel fuel competitively, we believe our competitive advantage is largely attributable to our reputation for providing the “quality difference”, which we believe to be a high level of customer service and quality products delivered in a consistently clean and friendly environment. Increased competition and consolidation among trucking companies in recent years has increased truck fleet owners’ focus on reducing their operating costs. This trend has put increased pressure on diesel fuel margins for all industry participants. In addition, from time to time, we may face intense price competition in certain geographic markets. Because industry studies indicate that approximately two out of every three stops made by a truck driver are for reasons other than the purchase of fuel, we believe that our larger sites and our broad offering of non-fuel products, services, and amenities will continue to attract professional truck driver business and should continue to provide us a competitive advantage in spite of fuel pricing competition.

Fuel and Lubricant Suppliers

In July 1999, we entered into two ten-year supply agreements with ExxonMobil. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline are available for sale, and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments, at the prices set forth in the agreement.

Under a Consent Decree issued by the Federal Trade Commission in connection with the merger of Mobil Oil Corporation and Exxon Corporation, ExxonMobil is unable to sell direct branded fuel products in certain markets. There are two Petro Stopping Centers in these markets. We do not believe that the loss of the Mobil diesel brand in these markets has had a material adverse effect on either our volumes or results of operations. See Item 13, “Certain Relationships and Related Transactions”.

We purchase diesel fuel and gasoline for each of our company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a two to six day inventory of fuel. During 2002, we purchased 94.4% of our diesel fuel and gasoline through ExxonMobil or Mobil Diesel Supply Corporation (“MDS”), a wholly owned subsidiary of ExxonMobil, approximately 65.1% of which was third-party fuel purchased through this arrangement, which includes fuel purchases received at a third-party terminal but sold by ExxonMobil under an exchange or purchase arrangement. The approximate aggregate amount of fuel purchased under the ExxonMobil Supply Agreements for the year ended December 31, 2002 totaled $696.3 million.

Trademarks and Service Marks

We are the owner in the United States of various registered trademarks and service marks, including Petro Stopping Centers®, Petro:Lube®, Iron Skillet®, and Petro:2®. We grant franchisees the non-exclusive right to use these proprietary marks at franchised locations. We regard our trademarks and service marks as valuable assets and believe that they have significant value in the marketing of our products and services. We also have several applications to register trademarks and service marks currently pending in the United States Patent and Trademark office.

Governmental Regulation

Environmental Regulation

Our operations and properties are subject to extensive federal and state legislation, regulations, and requirements relating to environmental matters. We use underground and above ground storage tanks (each a “UST”) to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. We are also subject to regulation in certain locations relating to vapor recovery and discharges into water. As a result of work done in 1999 to upgrade our USTs as required by state and federal law, we anticipate some site remediation will be required in Corning, California. We have incurred approximately $76,000 in remediation costs as of December 31, 2002 related to Corning, California. We do not believe any additional required remediation will have a material adverse effect on our consolidated financial condition or results of operations. We believe that all of our USTs are currently in compliance in all material respects with applicable environmental legislation, regulations, and requirements.

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

We were a party to a proceeding with the United States Environmental Protection Agency (“EPA”) regarding an off-site waste oil storage and recycling plant located in Patterson, Stanislaus County, California (the “Patterson Site”), utilized by us between June 1991 and February 1995 in the ordinary course of our operations. By EPA Order issued on August 12, 1998 (“Order”), we and numerous other companies were identified by the EPA as potentially responsible parties, strictly liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1986 for removal activities associated with the Patterson Site. We and approximately 20 of the other companies identified by the EPA (the “Patterson Response Group”) have worked together to develop and carry out a plan of action for completion of the removal activities required by the EPA pursuant to the Order. The Patterson Response Group has completed all of the work mandated by the EPA at the Patterson Site and received a final settlement and release from the EPA in 2001. See Note 14 to notes to consolidated financial statements included herein.

Where required or believed by us to be warranted, we take action at our locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. In light of our business and the quantity of petroleum products that we handle, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 2000, 2001, and 2002 our total expenditures for environmental matters were $143,000, $128,000, and $119,000, respectively. See Note 2 to notes to consolidated financial statements included herein for a discussion of our accounting policies relating to environmental matters.

Other Regulations

We also operate under local licensing ordinances. The issuance of permits for service station and lubrication operations is generally a matter of discretion and dependent on the underlying requirement that the granting of the permit be consistent with the health, safety, and welfare of the community.

Our restaurant operations are conducted under federal, state, and local regulations concerning health standards, sanitation, fire, and general safety, noncompliance with which could result in temporary or permanent curtailment or termination of a restaurant’s operations. In addition, difficulties in obtaining the required licensing or approvals could result in delays or cancellations in the openings of new restaurant facilities.

State and local authorities oversee our video poker offerings. In order to satisfy state law requirements, we leased the Shreveport, Louisiana fuel island operation to Petro Truckstops, Inc., an affiliate of ours, in February 2000, which operates the video poker offering. Accordingly, Petro Truckstops, Inc. is now subject to such state and local regulations.

As a franchisor we also operate under federal and state regulation. Federal regulations require that we provide each prospective franchisee with a disclosure document that provides information regarding our company and the relevant provisions of the franchise agreement and other ancillary contracts. In addition, some state regulations require that the franchisor be registered or be exempt from the applicable registration requirements. Federal and state franchising laws prohibit “deceptive trade practices” and, in some cases, impose fairness and “anti-discrimination” standards.

In addition to the franchise regulations described above, our operations are conducted under the federal Petroleum Marketing Practices Act, which prohibits a franchisor engaged in the sale, consignment or distribution of refiner-branded motor fuels from terminating or failing to renew a “franchise” or “franchise relationship,” except on specified grounds and only after compliance with the statute’s notification provisions.

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

Employees

As of December 31, 2002, we had a total of 4,202 employees (all of whom are employees of the Operating Partnership), of which 3,962 were full-time and 240 were part-time. At that date, 398 of our employees were salaried and performed executive, management, or administrative functions and the remaining 3,804 employees were hourly employees. Approximately 96.8% of our employees worked at our Petro Stopping Centers.

We have never had a work stoppage. We believe that we provide working conditions, wages, and benefits that are competitive in our industry. We believe that our relations with our employees are good.

Item 2. Properties

Our corporate headquarters is located in a three-story building in El Paso, Texas, which contains approximately 30,000 square feet of space. The office building is owned by J.A. Cardwell, Sr., the Chief Executive Officer and Chairman of the Operating Partnership. We lease the entire building under a lease expiring on December 31, 2005. Under the lease, we pay rent totaling $336,000 per year, as well as taxes, maintenance, and other operating expenses. See Item 13, “Certain Relationships and Related Transactions”.

We own the underlying land and all facilities at 29 of our 37 company-operated Petro Stopping Centers, own all but four acres of the West Memphis, Arkansas site, own the facility and lease the land at the Hammond, Louisiana and Jackson, Mississippi sites and lease the Effingham, Illinois, North Baltimore, Ohio, Los Baños, California, Fremont, Indiana, and Sparks, Nevada sites in their entirety. The Petro Stopping Center located in Effingham, Illinois, is leased from an entity owned by Travis Roberts, an officer of the Company until his retirement at the end of 2002, and five former employees of the Company. The Petro Stopping Center located in North Baltimore, Ohio is leased from an entity wholly owned by James A. Cardwell, Jr., a current officer of the Company, which purchased the facility from our previous lessor in January 2002. See Item 13, “Certain Relationships and Related Transactions”.

We own real property in Cordele, Georgia, Hermiston, Oregon, Green River, Wyoming, and Marianna, Florida, which is suitable for the construction of new Petro Stopping Centers. We have options, which expire in December 2006, to purchase vacant land owned by the Cardwell Group that is located near or adjacent to two existing Petro Stopping Centers: Weatherford, Texas (thirty-four acres)

and Oklahoma City, Oklahoma (thirty acres). See Item 13, “Certain Relationships and Related Transactions”.

At December 31, 2002, we had no new Petro Stopping Centers under construction. In August and December 2002, we entered operating leases and took over the operation of existing truck stops in Fremont, Indiana and Sparks, Nevada, respectively.

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

The agreements require the franchisee to pay us, in addition to initial fees and training fees, a monthly royalty fee and a monthly advertising fee (administered through an advertising fund for national and regional advertising). During the year ended December 31, 2002, our revenues from our franchise locations totaled $4.8 million. In addition, franchises contributed $504,000 to the advertising programs.

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

In the event that the franchisee wishes to accept an offer from a third-party to purchase its facility upon termination or expiration of the franchise agreement, the franchise agreement grants us a right of first refusal to purchase the facility, at the price offered by the third-party. Similarly, in all cases, we have the right to purchase the franchise for fair market value, as determined by the parties or an independent appraiser, upon termination or expiration of the franchise agreement.

All franchise agreements, except one, are for an initial ten-year term and are automatically renewed for two consecutive five-year terms, unless the franchisee gives a termination notice at least twelve months prior to the expiration of the franchise agreement.

As of December 31, 2002, current terms of our franchise agreements will expire as follows: one in 2009; two in each of 2004 and 2011; three in each of 2005 and 2008; and four in each of 2006, 2007, and 2012. No termination notices have been received with respect to either of the franchise agreements expiring in 2004.

One franchisee operates four locations, one operates three locations, four operate two locations, and eight operate one location each. None of the franchisees is affiliated with us, except Highway Service Ventures, Inc., which operates four of our franchised locations. See Item 13, “Certain Relationships and Related Transactions”.

The former franchise operations located in Lake Station and Lowell, Indiana, Benton Harbor, Michigan, and Fort Chiswell, Virginia, all of which were owned by a single franchisee (and its affiliates), were sold and ceased operations as Petro Stopping Centers in August 2001. We received a $5.0 million payment in September 2001 in connection with the early termination of those franchise agreements.

Effective June 7, 2002, the franchise rights with respect to the Monee, Illinois franchise operation were transferred and assigned to Gas City, Ltd., an unrelated entity. We do not expect any material adverse affect on our financial position or results of operations due to the transfer of these franchise rights.

In September and October 2002 we signed agreements for new franchise truck stops located in Morton’s Gap, Kentucky, and Gaston, Indiana, respectively. Both franchise locations commenced operations in October 2002.

Agreement with Tejon

Pursuant to the terms of that certain Limited Liability Company Operating Agreement dated as of December 5, 1997 and amended as of December 19, 2002, (the “LLC Agreement”) we formed a limited liability corporation, Petro Travel Plaza LLC (“LLC”), with Tejon Development Corporation (“Tejon”) to build and operate a Petro Stopping Center branded location in Southern California which began operations in June 1999.

Item 3. Legal Proceedings

From time to time we are involved in routine litigation incidental to our operations. Based on the existence of insurance coverage, we believe that any litigation currently pending or threatened against us will not have a material adverse effect on our consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

All of our general and limited partnership interests are owned by Mobil Long Haul, Volvo Petro Holdings, LLC (“Volvo Trucks”), LLC, Warrant Holdings, and various affiliates of the Cardwell Group. See Note 1 to notes to consolidated financial statements for the year ended December 31, 2002. Consequently, there is no established public trading market for our equity.

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with both “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and notes thereto included in Item 8. The selected consolidated financial data as of and for the years ended December 31, 1998, 1999, 2000, 2001, and 2002, have been derived from our audited financial statements. In the opinion of our management, the unaudited financial data contains all adjustments necessary to present fairly the selected historical consolidated financial data. The opening, acquisition, and termination of our operating properties or franchise locations during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
	1998	1999	2000	2001	2002
	(dollars in thousands)
Income Statement Data:
Net revenues:
Fuel (including motor fuel taxes)	$464,025	$520,512	$763,413	$684,262	$684,865
Non-fuel	191,579	201,622	220,696	233,740	238,060

Total net revenues	655,604	722,134	984,109	918,002	922,925

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	422,945	481,483	720,335	643,162	647,039
Non-fuel	77,168	81,102	92,461	95,632	96,032
Operating expenses	94,483	101,754	110,989	119,776	119,273
General and administrative	19,329	19,154	17,001	18,909	17,121
Depreciation and amortization	15,749	14,972	18,501	19,922	16,671
(Gain) loss on disposition of fixed assets	6	(836)	(59)	(63)	(2)

Total costs and expenses	629,680	697,629	959,228	897,338	896,134

Operating income	25,924	24,505	24,881	20,664	26,791
Recapitalization costs	—	(1,819)	—	—	—
Retired debt restructuring costs(1)	—	(2,016)	—	—	—
Equity in income (loss) of affiliate	—	(593)	(307)	122	406
Interest income	729	609	351	184	64
Interest expense, net	(20,771)	(23,870)	(29,848)	(34,747)	(33,843)

Income (loss) before cumulative effect of a change in accounting principle	5,882	(3,184)	(4,923)	(13,777)	(6,582)
Cumulative effect of a change in accounting principle(2)	(3,250)	—	—	—	—
Minority interest in earnings (loss) of consolidated subsidiaries	1,286	1,454	33	(3)	36

Net income (loss)(3)(4)	$1,346	$(4,638)	$(4,956)	$(13,774)	$(6,618)

Net income (loss) before goodwill amortization(5)	$1,346	$(3,829)	$(3,148)	$(11,958)	$(6,618)

Balance Sheet Data:
(at end of period)
Negative working capital	$(3,060)	$(8,715)	$(13,281)	$(29,705)	$(28,962)
Total assets	223,523	301,544	339,002	328,381	313,907
Total debt	181,328	226,292	262,372	273,308	267,931
Minority interest in consolidated subsidiaries	21,290	—	—	—	—
Mandatorily redeemable preferred partnership interests	23,172	30,552	33,513	36,802	40,343
Contingently redeemable warrants	—	9,700	9,700	4,400	4,200
Partners’ deficit and comprehensive loss	(44,688)	(21,730)	(31,520)	(43,352)	(53,618)

Other Financial Data:
Net cash provided by operating activities	$11,176	$30,782	$31,077	$15,673	$20,878
Net cash used in investing activities	(19,665)	(95,992)	(53,252)	(21,498)	(4,317)
Net cash provided by (used in) financing activities	(3,287)	66,569	24,576	(652)	(18,056)
Capital expenditures(6)	20,315	36,564	50,241	21,411	4,022
Number of truck stops:
(at end of period)
Company-operated	28	30	34	35	37
Franchised	21	23	22	20	23

Total	49	53	56	55	60

(1)	The retired debt restructuring costs in 1999 reflects the write-off of unamortized deferred debt issuance costs associated with retired debt that were previously shown as an extraordinary item and is currently presented as a component of income (loss) before cumulative effect of a change in accounting principle as required by the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145.

(2)	Cumulative effect of a change in accounting principle in 1998 reflects expensing of organization and start up costs that were previously capitalized, as required by AICPA Statement of Position 98-5.
(3)	No provision for income taxes is reflected in the financial statements as we are a partnership for which taxable income and tax deductions are passed through to the individual partners.
(4)	EBITDA, or operating income plus depreciation and amortization, is not a measure of financial performance under generally accepted accounting principles, but is presented because such data is used by certain investors to determine a company’s ability to meet historical debt service requirements. Such data should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. EBITDA results were $41.7 million, $39.5 million, $43.4 million, $40.6 million, and $43.5 million for the years ended December 31, 1998, 1999, 2000, 2001, and 2002, respectively.

RECONCILIATION OF EBITDA TO OPERATING INCOME

	For the Years Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands)
EBITDA	$41,673	$39,477	$43,382	$40,586	$43,462
Less: Depreciation and amortization	15,749	14,972	18,501	19,922	16,671

Operating income	$25,924	$24,505	$24,881	$20,664	$26,791

(5)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Net income (loss) before goodwill amortization was $1.3 million, ($3.8) million, ($3.1) million, ($12.0) million, and ($6.6) million for the years ended December 31, 1998, 1999, 2000, 2001, and 2002, respectively.
(6)	Capital expenditures primarily represent the cost of new Petro Stopping Centers, regular capital maintenance, and improvement projects at existing Petro Stopping Centers. Capital expenditures related to new Petro Stopping Centers were $6.1 million, $20.6 million, $41.0 million, and $13.7 million for the years ended December 31, 1998, 1999, 2000, and 2001, respectively. None of 2002’s capital expenditures related to new Petro Stopping Centers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain sections of this Form 10-K, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent management’s expectations or beliefs concerning future events that involve risks and uncertainties. All statements, other than statements of historical facts included in this Form 10-K, may be considered forward-looking statements. Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include without limitation, general economic change, legislative regulation, and market change.

The forward-looking statements are included in, without limitation, “—Critical Accounting Policies,” “—Transactions with Related-Parties,” “—Liquidity and Capital Resources,” “—Results of Operations,” and “—Recently Issued Accounting Pronouncements”. In addition, in the preparation of the financial statements, management makes various estimates and assumptions that are by nature forward-looking statements.

Reporting Format

We have two reportable operating segments, company-operated truck stops and franchise operations.

We operate 37 multi-service truck stops in the United States. Our facilities, which are known as “Petro Stopping Centers®,” offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the years ended December 31, 2000, 2001, and 2002, the revenues generated from our company-operated truck stops were $978.6 million, $908.0 million, and $918.1 million, respectively.

As of December 31, 2000, 2001, and 2002, we were a franchisor to 22, 20, and 23 Petro Stopping Center locations, respectively. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. For the years ended December 31, 2000, 2001, and 2002, the revenues generated from our franchise operations were $5.5 million, $10.0 million, and $4.8 million, respectively. The increase in franchise revenue for the year ended December 31, 2001 was due to a $5.0 million payment for the early termination of four franchise agreements. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying consolidated statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from our franchise agreements.

We derive our revenues from:

•	The sale of diesel and gasoline fuels;

•	Non-fuel items, including the sale of merchandise and offering of services including truck tire sales and preventative maintenance, rental property, showers, laundry, video games, franchise revenues, fast-food operations, and other operations; and

•	Iron Skillet® restaurant operations.

The following table sets forth our total consolidated revenues by major source:

SUMMARY OF SOURCES OF REVENUES

	Year Ended December 31,
	2000		2001		2002
	(dollars in thousands)
Fuel	$763,413	77.6%	$684,262	74.5%	$684,865	74.2%
Non-Fuel (excluding restaurant)	159,613	16.2%	170,844	18.6%	172,927	18.7%
Restaurant	61,083	6.2%	62,896	6.9%	65,133	7.1%

Total Net Revenue	$984,109	100.0%	$918,002	100.0%	$922,925	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $234.1 million, $227.1 million, and $241.7 million for the years ended December 31, 2000, 2001, and 2002, respectively.

On January 1, 2002, we adopted SFAS No. 142. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over a 20-year period. As a result, we have ceased amortization of our goodwill and have not recognized approximately $1.8 million of goodwill amortization expense that would have been recognized in the year ended December 31, 2002 under the previous accounting method. Of our $31.9 million of goodwill, $18.1 million and $13.8 million relate to our company-operated and franchise operation reporting units, respectively. Since we do not have publicly traded equity securities, we must use methods other than market value to determine the fair value of our partnership interests. In the event of very recent transactions involving our partnership interests, the value of our company-operated and franchise operation reporting units are based on such transactions. In the absence of very recent transactions, we will determine the value of our company-operated and franchise operation reporting units in a manner similar to that provided in our equity incentive plan described in Note 11 to notes to consolidated financial statements included herein. This valuation methodology is primarily based on a multiple of our projected EBITDA, less indebtedness and the mandatorily redeemable preferred partnership interests. The results of our analysis did not require us to recognize an impairment loss.

The following is a summary of our net loss before minority interest, adjusted for goodwill amortization recognized for the years ended December 31, 2000, 2001, and 2002:

	2000	2001	2002
	(in thousands)
Reported loss before minority interest	$(4,923)	$(13,777)	$(6,582)
Add back: Goodwill amortization	1,808	1,816	—

Adjusted loss before minority interest	$(3,115)	$(11,961)	$(6,582)

No provision for income taxes is reflected in the accompanying financial statements because we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 2 to notes to consolidated financial statements included herein for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

Partial Self-Insurance

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per-occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history.

Loyalty Program

We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points based upon our estimates about the future redemption rate of Petro points outstanding. A change to these estimates could have an impact on our liability in the year of change as well as future years.

Goodwill Impairment Analysis

SFAS No. 142 requires that goodwill be tested for impairment at least annually. Since we do not have publicly traded equity securities, we must use methods other than market value to determine the fair value of our partnership interests. In the event of very recent transactions involving our partnership interests, the value of our company-operated and franchise operation reporting units are based on such transactions. In the absence of very recent transactions, we will determine the value of our company-operated and franchise operation reporting units in a manner similar to that provided in our equity incentive plan described in Note 11 to notes to consolidated financial statements included herein. This valuation methodology is primarily based on a multiple of our projected EBITDA, less indebtedness and the mandatorily redeemable preferred partnership interests.

Valuation of Contingently Redeemable Warrants

At each balance sheet date, we determine whether a change in the value of the contingently redeemable warrants has occurred. Since we do not have publicly traded equity securities, we will determine the value of the contingently redeemable warrants utilizing a method similar to the one provided in our equity incentive plan to determine an approximation of the fair value of our partnership interests, as described in Note 11 to notes to consolidated financial statements included herein. This valuation methodology is primarily based on a multiple of our projected EBITDA, less indebtedness and the mandatorily redeemable preferred partnership interests. Any changes in the fair value are allocated on a pro rata basis to the general and limited partners. Using this methodology, we valued the contingently redeemable warrants at $4.4 million and $4.2 million as of December 31, 2001 and 2002, respectively.

Transactions with Related-Parties

Our related-party transactions are described herein under Item 13, “Certain Relationships and Related Transactions”. We believe that our transactions with related-parties are on terms comparable to those that could be obtained in arms-length transactions.

Our most significant related-party transactions are the two ten-year supply agreements with ExxonMobil entered into in July 1999. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline is available for sale, and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments, at the prices set forth in the agreement.

Liquidity and Capital Resources

Our principal sources of liquidity are:

•	Our available borrowing capacity under the revolving credit portion of our senior credit facility which was $25.8 million, $21.1 million, and $16.8 million at December 31, 2000, 2001, and 2002, respectively;

•	Cash flows from operations, which were $31.1 million, $15.7 million, and $20.9 million for the years ended December 31, 2000, 2001, and 2002, respectively. Fluctuations in these cash flows were primarily due to the timing of payments for fuel to MDS offset by the timing of receipts related to trade accounts receivables and variations in the timing of payments for trade accounts payable and other current liabilities, in addition to lower operating income and increased interest expense for the year ended December 31, 2001; and

•	Cash flows from financing activities, which were $24.6 million in 2000. In 2001 and 2002 cash used in financing activities were $652,000 and $18.1 million, respectively. These fluctuations were almost entirely due to our borrowings and repayments on our credit facilities. The increased borrowings in 2000 were primarily related to additional borrowings associated with the construction of new sites as part of our network expansion. The fluctuation in 2001 was primarily related to a slowdown in our network expansion and a reduced need to borrow funds for construction expenditures while the fluctuation in 2002 was primarily due to repayment of debt.

Effective May 14, 2001 we obtained approval from our lenders of an amendment to our senior credit facility which, among other things, amended certain of our financial covenants, established new covenants relating to leverage and capital expenditures, reduced the size of our revolver commitment from $85.0 million to $60.0 million, and adjusted the pricing spread on both our revolver and Term B loans to current market levels. Following the conversion of $29.3 million on our revolving credit facility to the term loan A in July 2002, the revolver commitment was reduced to $25.0 million. We are in compliance with all financial covenants under our senior credit facility.

At December 31, 2002, our senior credit facility consisted of a $25.0 million revolving credit facility, and two term loans, A and B, with original principal amounts of $29.3 million and $40.0 million, and maturity dates of June 30, 2004 and July 23, 2006, respectively. At December 31, 2002, we had $20.2 million and $36.2 million outstanding under the term loans A and B, respectively. Any funds drawn on our senior credit facility are secured by substantially all of the Operating Partnership’s assets and the guarantees of Petro, Inc. and each of our subsidiaries.

Under the term loan A, we made our first of eight scheduled quarterly principal payments of $3.7 million in September 2002. In addition to the scheduled quarterly principal payments, we are required to make quarterly excess cash flow related principal payments on the term loan A based on excess cash flow as defined in our senior credit facility. These required excess cash flow related principal payments reduce scheduled principal payments at the end of the term. During the twelve months ended December 31, 2002, required excess cash flow related principal payments of approximately $615,000 were made on the term loan A. In December 2002, an optional payment of $1.3 million was made on the term loan A, which reduces future scheduled quarterly principal payments to $3.5 million. The current portion of long-term debt reflects our estimate excess cash flow related principal payments due in the next twelve months.

Under the term loan B we have been making scheduled quarterly principal payments since September 30, 2000. The first sixteen scheduled quarterly principal payments under the term loan B are $250,000 each, the next four quarterly principal payments are $3.0 million each and the last three quarterly installments are $6.0 million each, with the remaining unpaid balance being due at maturity in July 2006. We also are required to make excess cash flow principal payments on the term loan B, which reduce scheduled principal payments at the end of the term. These payments totaled $1.3 million in 2002.

Under the revolving credit portion of our senior credit facility, $25.0 million is available on a revolving basis until maturity at July 23, 2004. Interest on drawn funds is paid quarterly at 1.75% above the bank’s base rate or 3.25% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.5% of undrawn funds are paid quarterly. At December 31, 2002, we did not have any borrowings outstanding under this portion of the senior credit facility, but had $8.2 million in standby letters of credit outstanding, which reduce our borrowing capacity under this portion of the senior credit facility on a dollar for dollar basis. Approximately $6.6 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverages. As these letters of credit have twelve month terms and will need to be reissued in October 2003 in connection with the renewal of our insurance coverage, we will need to make alternative letters of credit or other arrangements at that time in light of the July 2004 maturity of this portion of the senior credit facility.

The following is a summary of our contractual cash obligations as of December 31, 2002:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt (including unamortized discounts)	$304,818	$15,660	$40,788	$135,000	$113,370
Operating leases	43,506	4,501	12,399	5,994	20,612
Mandatorily redeemable preferred partnership interests	70,818				70,818
Contingently redeemable warrants	4,200		4,200

Total	$423,342	$20,161	$57,387	$140,994	$204,800

In addition to the above, we have an annual volume commitment associated with the Exxon Mobil Supply Agreements as discussed in more detail in Note 8 to notes to consolidated financial statements included herein.

On June 3, 2002, all of our outstanding 12 ½% Senior Notes matured and were retired for $6.2 million plus outstanding interest.

We guaranteed a portion of the debt of our Joint Venture, Petro Travel Plaza LLC, under a Repayment Guaranty dated as of June 4, 1999 and last modified on November 25, 2002. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of December 31, 2002, the maximum potential amount of future payments related to the guarantee was $375,000.

We had negative working capital of $29.7 million and $29.0 million at December 31, 2001 and 2002, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to six days, but payment for fuel purchases can generally be made over a longer period of time. Approximately 85.8% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Accrual of dividends on mandatorily redeemable preferred partnership interests amounted to $3.5 million for the year ended December 31, 2002. The dividends are only payable in cash if permitted by our then existing debt instruments. Our various credit agreements currently restrict payment of dividends on mandatorily redeemable preferred partnership interests.

Capital expenditures totaled $50.2 million, $21.4 million, and $4.0 million for the years ended December 31, 2000, 2001, and 2002, respectively. Included in capital expenditures were funds spent on existing Petro Stopping Centers of $9.2 million, $7.7 million, and $4.0 million for the years ended December 31, 2000, 2001, and 2002, respectively, and acquisition and construction of new facilities of $41.0 million, $13.7 million, and $0 for the years ended December 31, 2000, 2001, and 2002, respectively.

We currently expect to invest approximately $7.9 million during 2003 on capital expenditures related to regular capital maintenance and improvement projects. These capital outlays will be funded through borrowings under our senior credit facility and internally generated cash.

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per-occurrence basis. For the year ended December 31, 2002, we paid approximately $7.5 million on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the year ended December 31, 2002, aggregated provisions amounted to approximately $7.2 million. At December 31, 2002, the aggregated accrual amounted to approximately $6.8 million, which we believe is adequate to cover both reported and incurred but not reported claims.

As of December 31, 2002, we revalued our warrants to $4.2 million and the change in the fair value was allocated on a pro rata basis to the general and limited partners. If the warrants have not been exchanged by August 1, 2004, we will be obligated to repurchase the warrants at fair market value. Since we do not have publicly traded equity securities, the value of the warrants was estimated utilizing a method similar to the one provided in our equity incentive plan to determine an approximation of the fair value of our partnership interests, as described in Note 11 to notes to consolidated financial statements included herein.

Based on the foregoing, we believe that internally generated funds, together with amounts available under our senior credit facility, will be sufficient to satisfy our cash requirements for operations and debt service through 2004, assuming we will be able to make the alternative letter of credit or other arrangements discussed above in connection with our insurance coverage. Although we expect to be able to make such arrangements, our ability to make them, satisfy our other obligations, maintain covenant compliance under our senior credit facility, and to refinance our senior credit facility prior to its maturity is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive conditions.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Overview. During the year ended December 31, 2002, we significantly reduced our net loss over the prior year due to the addition of our new sites, an increase in customer traffic, and our continuing focus on improving efficiencies in our operations, in addition to our lower depreciation and interest expense. Our net revenues increased over prior year despite a $5.0 million payment for the early termination of four franchise agreements received in 2001. Our net revenues of $922.9 million increased 0.5% for the year ended December 31, 2002 from $918.0 million in the prior year. On a comparable unit basis, net revenues decreased by 0.6% to $891.1 million from $896.2 million in the prior year. A Petro Stopping Center is considered a comparable unit in the current year if it was open twelve months in the prior year. During 2002 we operated with 33 company-operated comparable units out of a total of 36 company-operated units at

December 31, 2002, all of which excludes our Wheeler Ridge facility, which is reflected in equity in income (loss) of affiliate. Operating expenses decreased 0.4% to $119.3 million from $119.8 million in the prior year due primarily due to lower non-employee related costs. General and administrative expenses decreased 9.5% to $17.1 million compared to $18.9 million in the prior year primarily due to the prior year’s higher legal and other expenses associated with the early termination of the four franchise agreements, expenses associated with the amendment of our senior credit facility, and higher employee-related costs which included a severance payout related to personnel changes.

Fuel. Revenues increased 0.1% to $684.9 million for the year ended December 31, 2002 compared to $684.3 million in the prior year. Fuel revenues increased due to a 5.8% increase in our volume of fuel gallons sold as well as the addition of our new sites, offset by a 5.4% decrease in our average retail-selling price compared to the prior year. Gross profit decreased by 8.0% to $37.8 million for the year ended December 31, 2002 compared to $41.1 million in the prior year. On a comparable unit basis, fuel revenues decreased 1.5% due to a 5.5% decrease in our average retail-selling price, offset by a 4.3% increase in fuel volumes compared to the prior year. On a comparable unit basis, gross profit decreased by 10.2% or $4.1 million for the year ended December 31, 2002 compared to the prior year. We believe the increase in volume is a result of increased freight shipments in the current year.

Non-Fuel (excluding restaurant). Revenues increased 1.2% to $172.9 million for the year ended December 31, 2002 from $170.8 million in the prior year. Gross profit increased 1.8% to $95.5 million for the year ended December 31, 2002 from $93.9 million in the prior year. The increases in non-fuel revenues and gross profit were primarily due to a 5.1% or $7.7 million increase in general merchandise sales at our retail stores and increased sales at our lube facilities due in part to the addition of our new sites, partially offset by a $5.0 million payment for the early termination of the four franchise agreements in 2001. On a comparable unit basis, non-fuel revenues increased 2.3% or $3.8 million compared to the prior year and gross profit increased 4.5% or $4.0 million compared to the prior year. We believe the increase in revenues and gross profit were primarily due to a 6.5% or $9.3 million increase in general merchandise sales at our retail stores and increased sales at our lube facilities, partially offset by a $5.0 million payment for the early termination of the four franchise agreements in 2001.

Restaurant. Revenues increased 3.6% to $65.1 million for the year ended December 31, 2002 compared to $62.9 million in the prior year, primarily due to an increase of 4.9% in our average ticket in addition to our new sites. Gross profit in the restaurants improved by 5.1% or $2.3 million compared to the prior year. On a comparable unit basis, restaurant revenues increased 2.0% or $1.3 million compared to the prior year, while gross profit increased by 3.7% or $1.6 million. We believe these improvements are due to an increase in our average ticket compared to the prior year.

Costs and Expenses. Total costs and expenses decreased 0.1% to $896.1 million for the year ended December 31, 2002 compared to $897.3 million in the prior year. Cost of sales increased $4.3 million or 0.6% from the prior year due mainly to the addition of our new sites, an increase in fuel gallons sold, and an increase in non-fuel sales, partially offset by lower costs per fuel gallon. Operating expenses decreased 0.4% or $503,000 to $119.3 million for the year ended December 31, 2002 compared to the prior year, primarily due to lower non-employee related costs. On a comparable unit basis, total costs and expenses decreased 1.2% or $10.3 million compared to the prior year. On a comparable unit basis, costs of sales decreased $6.6 million or 0.9% from the prior year due mainly to lower fuel costs partially offset by an increase in non-fuel sales and higher fuel volumes. On a comparable unit basis, operating expenses increased 1.4% or $1.5 million to $114.5 million for the year ended December 31, 2002 compared to the prior year. General and administrative expenses decreased 9.5% to $17.0 million compared to $18.9 million in the prior year primarily due to prior year’s higher legal and other expenses associated with the early termination of the four franchise agreements, expenses associated with the amendment of our senior credit facility, and higher employee-related costs which included a severance payout related to personnel changes. Depreciation and amortization expenses decreased 16.3% to $16.7 million compared to $19.9 million in the prior year partially due to the ceasing amortization of our goodwill per SFAS No. 142.

Equity in Income (Loss) of Affiliate. We recognized $406,000 in income for the year ended December 31, 2002 related to our investment in the Wheeler Ridge facility in Southern California compared to $122,000 in the prior year, due to improved operating results at the facility.

Interest Expense, net. Interest expense, net, decreased 2.6% or $904,000 to $33.8 million for the year ended December 31, 2002 compared to the prior year, due primarily to the decrease in both outstanding balances and interest rates in the current year, offset by increased accretion on the 15% Notes.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Overview. During the year ended December 31, 2001, we were impacted by a slowing economy, reduced freight shipments, and related decrease in customer traffic. Our net revenues decreased 6.7% to $918.0 million from $984.1 million for the year ended December 31, 2001. On a comparable unit basis, net revenues decreased by 14.0% to $799.3 million from $929.1 million in the prior year. These decreases in revenues were mainly due to a decrease in our average retail-selling price and to a lesser extent, to a decrease in the volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit in the current year if it was open twelve months in the prior year. During 2001 we operated with 29 company-operated comparable units out of a total of 34 company-operated units at December 31, 2001, all of which excludes our Wheeler Ridge facility, which is reflected in equity in income (loss) of affiliate. Operating expenses increased 7.9% to $119.8 million from $111.0 million in the prior year due mainly to employee-related costs, utility expenses, and property tax expenses relating in part to the addition of five new truck stop locations since January 1, 2000. General and administrative expenses increased 11.2% to $18.9 million compared to $17.0 million in the prior year primarily due to legal and other expenses associated with the early termination of the four franchise agreements, expenses associated with the amendment of our senior credit facility, and higher employee-related costs which includes a $435,000 severance pay out related to personnel changes.

Fuel. Revenues decreased 10.4% to $684.3 million for the year ended December 31, 2001 compared to $763.4 million in the prior year, primarily due to a 7.2% decrease in our average retail-selling price and a 3.5% or 18.8 million gallon decrease in fuel volumes. Gross profit decreased by 4.6% to $41.1 million for the year ended December 31, 2001 compared to $43.1 million in the prior year due mainly to lower fuel volumes. On a comparable unit basis, fuel revenues decreased 17.3% due to an 11.2% decrease in fuel volumes and a 6.9% decrease in our average retail-selling price compared to the prior year. Gross profit decreased by 12.3% or $5.1 million for the year ended December 31, 2001 compared to the prior year. We believe the decrease in volume was primarily due to a weaker demand for diesel fuel and a related decrease in customer traffic attributable to a slowdown in freight.

Non-Fuel (excluding restaurant). Revenues increased 7.0% to $170.8 million for the year ended December 31, 2001 from $159.6 million in the prior year. Gross profit increased 10.2% to $93.9 million for the year ended December 31, 2001 from $85.2 million in the prior year. The increases in non-fuel revenues and gross profit were primarily due to the $5.0 million payment for the early termination of the four franchise agreements, previously disclosed, and a 4.7% or $6.9 million increase in sales at our retail stores and lube facilities due to the addition of our new company-operated sites. On a comparable unit basis, non-fuel revenues decreased 1.8% or $2.8 million compared to the prior year and gross profit increased 1.7% or $1.4 million compared to the prior year. We believe the decrease in revenues was primarily due to a decrease in customer traffic associated with a weaker demand for diesel fuel attributable to a slowdown in freight. The increase in gross profit was primarily due to the $5.0 million payment for the early termination of the four franchise agreements, offset by a $2.2 million decrease in gross profit at our retail stores and lube facilities.

Restaurant. Revenues increased 3.0% to $62.9 million for the year ended December 31, 2001 compared to $61.1 million in the prior year, primarily due to the addition of our new company-operated sites. Gross profit in the restaurants improved by 2.7% or $1.2 million compared to the prior year. On a comparable unit basis, restaurant revenues decreased 5.7% or $3.4 million compared to the prior year, while gross profit decreased by 5.9% or $2.4 million. We believe these decreases were primarily due to a decrease in customer traffic associated with a weaker demand for diesel fuel attributable to a slowdown in freight.

Costs and Expenses. Total costs and expenses decreased 6.5% to $897.3 million for the year ended December 31, 2001 compared to $959.2 million in the prior year. Cost of sales decreased $74.0 million or 9.1% from the prior year due mainly to lower fuel costs in the current year and, to a lesser extent, the decrease in fuel volumes. Operating expenses increased 7.9% or $8.8 million to $119.8 million for the year ended December 31, 2001 compared to the prior year, primarily due to increases in employee-related costs, utility expenses, and property taxes relating in part to the addition of our five new truck stop locations. On a comparable unit basis, total costs and expenses decreased 13.7% or $123.3 million compared to the prior year. On a comparable unit basis, costs of sales decreased $123.6 million or 16.2% from the prior year due mainly to the decrease in fuel costs. On a comparable unit basis, operating expenses decreased 0.6% or $674,000 to $104.1 million for the year ended December 31, 2001 compared to the prior year, primarily due to a decrease in marketing related expenses partially offset by increases in property tax, insurance, and utility expenses. General and administrative expenses increased 11.2% to $18.9 million compared to $17.0 million in the prior year primarily due to an increase in employee-related costs which included a severance pay out related to personnel changes, legal and other expenses associated with the early termination of the four franchise agreements and expenses associated with the amendment of our senior credit facility.

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

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. Upon adoption of SFAS No. 143, an entity will use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liability, asset retirement costs and accumulated depreciation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are in the process of evaluating the impact of adopting SFAS No. 143 on our financial statements and believe SFAS No. 143 will change our accounting for underground storage tank removal costs and sewage plant waste removal costs. Although the final assessment of the effects of adopting this statement has yet to be determined, we do not believe that the adoption of this statement will have a significant impact on our financial statements or results from operations. We intend to record the cumulative change in the first quarter of 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not believe that the adoption of SFAS No. 146 will have a significant impact on our financial statements or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34”. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are included herein in the notes to consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB No. 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included herein in the notes to consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. We do not believe that the adoption of this Interpretation will have a significant impact on our financial statements or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Historically, we have not entered into significant long-term contracts with fuel suppliers other than the two ten-year supply agreements with ExxonMobil entered in July 1999 and have engaged in only limited hedging activities. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements, in those markets in which Mobil branded diesel fuel and gasoline are available for sale, and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments, at the prices set forth in the agreements. See Note 8 to notes to consolidated financial statements for the year ended December 31, 2002. Both supply agreements with ExxonMobil qualify as normal purchasing contracts and as such are not accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”). As of and for the years ended December 31, 2001 and 2002, we were not party to any futures or option contracts.

As of December 31, 2001 and 2002, the carrying amounts of certain financial instruments, employed by us, including cash and cash equivalents, trade accounts receivable, trade accounts payable, and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of the senior credit facility approximate fair value due to the floating nature of the related interest rates. Our principal market risk as it relates to long term debt is exposure to changes in interest rates. The fair value of the Senior Notes has been estimated based on quoted market prices for the same or similar issues. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31:

	2001		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Balance sheet financial instruments Long-term debt	$273,308	$210,564	$267,931	$233,663
Other financial instruments Interest rate swap agreements	(164)	(164)	(456)	(456)

We have only limited involvement with derivative financial instruments and do not use them for trading purposes. We use derivatives to manage well-defined interest rate risks. At December 31, 2001 and 2002, we were party to an interest rate swap agreement which was a cash flow hedge and qualifies for the shortcut method under SFAS No. 133. Under this agreement, we pay a fixed rate of 3.86% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. At December 31, 2002, the notional amount was $18.9 million. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. For the year ended December 31, 2000, the effect of the swap was to decrease the rate we were required to pay by 0.1%, which resulted in a reduction in interest expense of approximately $7,000. For the years ended December 31, 2001 and 2002, the effect of the swap was to increase the rate we were required to pay by 2.0%, which resulted in an increase in interest expense of approximately $397,000 and $379,000, respectively. As of December 31, 2002, the interest rate swap had a negative fair value of $456,000 which has been recorded in other liabilities and accumulated other comprehensive loss. As the swap matures on December 31, 2003, we expect the $456,000 negative fair value will be reclassified into net earnings (loss) during the year ended December 31, 2003.

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

20s

Item 8. Financial Statements and Supplementary Data

PETRO STOPPING CENTERS HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2001	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$9,944	$8,449
Trade accounts receivable, net	3,909	2,594
Inventories, net	24,741	27,328
Other current assets	1,144	1,332
Due from affiliates	2,420	2,046

Total current assets	42,158	41,749
Property and equipment, net	230,564	218,099
Deferred debt issuance costs, net	11,607	9,504
Other assets	12,171	12,674
Goodwill, net	31,881	31,881

Total assets	$328,381	$313,907

Liabilities and Partners’ Deficit and Comprehensive Loss
Current liabilities:
Current portion of long-term debt	$14,640	$15,660
Trade accounts payable	14,168	10,486
Accrued expenses and other liabilities	25,526	25,879
Due to affiliates	17,529	18,686

Total current liabilities	71,863	70,711
Long-term debt, excluding current portion	258,668	252,271

Total liabilities	330,531	322,982

Commitments and contingencies
Mandatorily redeemable preferred partnership interests	36,802	40,343
Contingently redeemable warrants	4,400	4,200
Partners’ deficit and comprehensive loss:
General partners’	(1,326)	(1,438)
Limited partners’	(41,324)	(51,222)
Negative capital accounts of minority partners in consolidated subsidiaries	(538)	(502)
Accumulated other comprehensive loss	(164)	(456)

Total partners’ deficit and comprehensive loss	(43,352)	(53,618)

Total liabilities and partners’ deficit and comprehensive loss	$328,381	$313,907

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2000	2001	2002
Net revenues:
Fuel (including motor fuel taxes)	$763,413	$684,262	$684,865
Non-fuel	220,696	233,740	238,060

Total net revenues	984,109	918,002	922,925
Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	720,335	643,162	647,039
Non-fuel	92,461	95,632	96,032
Operating expenses	110,989	119,776	119,273
General and administrative	17,001	18,909	17,121
Depreciation and amortization	18,501	19,922	16,671
Gain on disposition of fixed assets	(59)	(63)	(2)

Total costs and expenses	959,228	897,338	896,134

Operating income	24,881	20,664	26,791
Equity in income (loss) of affiliate	(307)	122	406
Interest income	351	184	64
Interest expense, net	(29,848)	(34,747)	(33,843)

Loss before minority interest	(4,923)	(13,777)	(6,582)
Minority interest in income (loss) of consolidated subsidiaries	33	(3)	36

Net loss	(4,956)	(13,774)	(6,618)
Accrual of preferred return in mandatorily redeemable preferred
partnership interests	(2,961)	(3,289)	(3,541)

Net loss applicable to common partners	$(7,917)	$(17,063)	$(10,159)

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT AND

COMPREHENSIVE LOSS

(in thousands)

	General Partners’ Deficit	Limited Partners’ Deficit	Negative Capital Accounts of Minority Partners in Consolidated Subsidiaries	Accumulated Other Comprehensive Loss	Total Partners’ Deficit
Balances, December 31, 1999	$(1,077)	$(20,097)	$(556)	$—	$(21,730)
Net loss	(56)	(4,933)	33	—	(4,956)
Accrual of preferred return on mandatorily redeemable preferred partnership interests	(33)	(2,928)	—	—	(2,961)
Partners’ minimum tax distributions	(29)	(1,832)	(12)	—	(1,873)

Balances, December 31, 2000	(1,195)	(29,790)	(535)	—	(31,520)
Net loss	(153)	(13,618)	(3)	—	(13,774)
Unrealized loss on cash flow hedging derivative:
Unrealized holding loss arising during the period				(561)	(561)
Less: reclassification adjustment for loss realized in net loss				397	397

Net change in unrealized loss				(164)	(164)

Comprehensive loss					(13,938)

Accrual of preferred return on mandatorily redeemable preferred partnership interests	(37)	(3,252)	—	—	(3,289)
Partners’ minimum tax distributions	—	(10)	—	—	(10)
Partners’ tax refund	—	105	—	—	105
Valuation adjustment of contingently redeemable warrants	59	5,241	—	—	5,300

Balances, December 31, 2001	(1,326)	(41,324)	(538)	(164)	(43,352)
Net loss	(74)	(6,580)	36	—	(6,618)
Unrealized loss on cash flow hedging derivative:
Unrealized holding loss arising during the period				(671)	(671)
Less: reclassification adjustment for loss realized in net loss				379	379

Net change in unrealized loss				(292)	(292)

Comprehensive loss					(6,910)

Accrual of preferred return on mandatorily redeemable preferred partnership interests	(40)	(3,501)	—	—	(3,541)
Partners’ minimum tax distributions	—	(15)	—	—	(15)
Valuation adjustment of contingently redeemable warrants	2	198	—	—	200

Balances, December 31, 2002	$(1,438)	$(51,222)	$(502)	$(456)	$(53,618)

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002
Cash flows from operating activities:
Net loss	$(4,956)	$(13,774)	$(6,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest in income (loss) of consolidated subsidiaries	33	(3)	36
Depreciation and amortization	18,501	19,922	16,671
Deferred debt issuance cost amortization and accretion of original issue discount	10,408	13,113	14,768
Bad debt expense	307	267	209
Equity in (income) loss of affiliate	307	(122)	(406)
Gain on disposition of fixed assets	(59)	(63)	(2)
Increase (decrease) from changes in:
Trade accounts receivable	(1,031)	4,076	1,106
Inventories	(1,033)	(1,719)	(2,587)
Other current assets	981	765	(188)
Due from affiliates	(727)	896	374
Due to affiliates	4,365	(12,373)	1,157
Trade accounts payable	2,430	971	(3,682)
Accrued expenses and other liabilities	1,551	3,717	40

Net cash provided by operating activities	31,077	15,673	20,878

Cash flows from investing activities:
Proceeds from disposition of assets	126	113	20
Purchases of property and equipment	(50,241)	(21,411)	(4,022)
Increase in other assets, net	(3,137)	(200)	(315)

Net cash used in investing activities	(53,252)	(21,498)	(4,317)

Cash flows from financing activities:
Repayments of bank debt	(25,800)	(26,500)	(26,000)
Proceeds from bank debt	54,000	28,100	25,500
Repayments of long-term debt and capital lease	(1,001)	(1,263)	(17,541)
Partners’ minimum tax distributions	(1,873)	(10)	(15)
Partners’ tax refund	—	105	—
Payment of debt issuance and modification costs	(750)	(1,084)	—

Net cash provided by (used in) financing activities	24,576	(652)	(18,056)

Net increase (decrease) in cash and cash equivalents	2,401	(6,477)	(1,495)
Cash and cash equivalents, beginning of period	14,020	16,421	9,944

Cash and cash equivalents, end of period	$16,421	$9,944	$8,449

Supplemental cash flow information—
Interest paid during the period, net of capitalized interest of $957, $95, and $0 in 2000, 2001, and 2002	$19,304	$21,854	$19,178
Non-cash activities—
Preferred return on mandatorily redeemable preferred partnership interests	2,961	3,289	3,541
Valuation adjustment of contingently redeemable warrants	—	(5,300)	(200)
Outstanding principal amount on revolving credit facility converted to a term loan A	—	—	29,300
Net increase in unrealized loss on cash flow hedging derivative	—	164	292

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Company Formation and Description of Business

Company Formation

Petro Stopping Centers Holdings, L.P. (“Holdings”), a Delaware limited partnership, was formed on July 23, 1999, as a holding partnership and conducts substantially all of its operations through Petro Stopping Centers, L.P. (the “Operating Partnership”). Holdings had no operations of its own and, therefore is, dependent upon the earnings and cash flows of the Operating Partnership to satisfy its obligations under the 15.0% senior discount notes due 2008 and warrants. The partners of Holdings are as follows:

General Partner

Petro, Inc.

Limited Partners

Various individuals and entities with the Cardwell Group.

Mobil Long Haul, Inc., an affiliate of Exxon Mobil Corporation

Volvo Petro Holdings, LLC, an affiliate of Volvo Trucks North America, Inc.

Petro Warrant Holdings Corporation

Petro, Inc. and various individuals and entities affiliated with Petro, Inc. are controlled by the President of Holdings and are collectively referred to as the Cardwell Group. Petro, Inc. is a retailer of truck and passenger car tires and also holds investments that include the general partner interest and limited partner interest in Holdings, a general partner interest in the Operating Partnership, and a portion of Holdings’ mandatorily redeemable preferred partnership interests.

On July 23, 1999, the Operating Partnership, consummated a transaction pursuant to which Holdings was formed and substantially all of the owners in the Operating Partnership at that time, exchanged their interests in the Operating Partnership for identical interests in Holdings and became owners in Holdings. Petro Holdings Financial Corporation was formed for the purpose of serving as co-issuer of certain 15.0% senior discount notes due 2008 (the “15% Notes”). Petro Holdings Financial Corporation, the Operating Partnership and its subsidiaries, Petro Financial Corporation and Petro Distributing, Inc., became subsidiaries of Holdings. Petro Warrant Holdings Corporation (“Warrant Holdings”) was formed for the purpose of owning a 10.0% common limited partnership in Holdings and issuing the warrants were sold with the 15% Notes and that are exchangeable into all of the common stock of Warrant Holdings.

As a result of the July 23, 1999 transaction, Holdings owns approximately 99.5% of the common partnership interests in the Operating Partnership, and the minority interests of 0.5% is owned by affiliates of Petro, Inc., J.A. Cardwell Sr., James A. Cardwell Jr., and JAJCO II, Inc., (collectively, the “Cardwell Group”). The common limited partnership interests of Holdings are owned by:

Cardwell Group:
General partnership interest	1.1%
Limited partnership interest	50.5%
Volvo Petro Holdings, L.L.C.	28.7%
Mobil Long Haul, Inc.	9.7%
Warrant Holdings	10.0%

The mandatorily redeemable preferred partnership interest of Holdings are owned by Mobil Long Haul, Inc. (“Mobil Long Haul”), an affiliate of Exxon Mobil Corporation (“ExxonMobil”) and the Cardwell Group.

Holdings conducts substantially all of its operations through the Operating Partnership where its operating assets are held. Holdings currently has no operations of its own and is, therefore, dependent upon the earnings and cash flows of the Operating Partnership to satisfy its obligations under the 15% Notes and warrants.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise noted, Holdings and its subsidiaries are herein referred to as the “Company”.

Description of Business

The Company operates large, multi-service truck stops known as Petro Stopping Centers® (“Petro Stopping Centers”), that are located along interstate highways and typically offer diesel fuel, gasoline, home-style restaurants (“Iron Skillet®”), truck preventative maintenance centers (“Petro:Lube®”), travel and convenience stores and a range of other products, services, and amenities to professional truck drivers, other highway motorists, and local residents. At December 31, 2002, the Company’s network consisted of 60 Petro Stopping Centers located in 31 states, of which 37 were company-operated and 23 were franchised.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. As the result of the 1999 transaction, the minority interest of 0.5% is owned by affiliates of the Cardwell Group. Generally accepted accounting principles require negative capital accounts of minority partners in consolidated subsidiaries to be included in partners’ deficit.

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

Derivative Instruments and Hedging Activities

The Company records derivative instruments (including derivative instruments embedded in other contracts) in the balance sheet as either an asset or liability measured at its fair value. Changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gain or loss to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable, including accounts receivable purchased for a fee from franchisees. The Company has an accounts receivable billing and collection program that is managed by a third-party billing company. The Company’s maximum exposure to off-balance sheet credit risk is represented by recourse liability for the outstanding balance of accounts receivable, which totaled approximately $4.7 million and $6.0 million at December 31, 2001 and 2002, respectively. A majority of the receivables are not collateralized. The risk, however, is limited due to the large number of entities comprising the customer base and their dispersion across geographic regions. At December 31, 2001 and 2002, the Company had no significant concentrations of credit risk. Management believes that the Company is adequately reserved to cover potential credit risks.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Uncollectible Accounts

Accounts receivable are reviewed on a regular basis and the allowance for uncollectible accounts is established to reserve for specific accounts believed to be uncollectible. In addition, the allowance provides a reserve for the remaining accounts not specifically identified. At December 31, 2001 and 2002, the allowance for uncollectible accounts totaled $726,000 and $678,000, respectively.

Inventories

Inventories are primarily stated at the lower of average cost or market.

Property and Equipment

Property and equipment are recorded at historical cost. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred, and amounted to $4.2 million, $4.8 million, and $5.1 million for the years ended December 31, 2000, 2001, and 2002, respectively. Renewals and betterments are capitalized. Gains or losses on disposal of property and equipment are credited or charged to income.

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

Debt Issuance Costs

Costs incurred in obtaining long-term financing are amortized over the life of the related debt using a method that approximates the interest method. At December 31, 2001 and 2002, accumulated amortization of debt issuance costs were $5.1 million and $7.2 million, respectively.

Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over a 20-year period. As a result, the Company ceased amortization of its goodwill and did not recognize approximately $1.8 million of goodwill amortization expense that would have been recognized in the year ended December 31, 2002 under the previous accounting method. Of the Company’s $31.9 million of goodwill, $18.1 million and $13.8 million relate to its company-operated and franchise operation reporting units, respectively. Since the Company does not have publicly traded equity securities, management must use methods other than market value to determine the fair value of its partnership interests. In the event of very recent transaction involving the Company’s partnership interests, the value of the Company’s company-operated and franchise operation reporting units are based on such transactions. In the absence of very recent transactions, management will determine the value of the Company’s company-operated and franchise operation reporting units in a manner similar to that provided in the Company’s equity incentive plan described in Note (11). This valuation methodology is primarily based on a multiple of the Company’s projected EBITDA, less indebtedness and the mandatorily redeemable preferred partnership interests. The results of this analysis did not require the Company to recognize an impairment loss.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our net loss before minority interest, adjusted for goodwill amortization recognized for the years ended December 31, 2000, 2001, and 2002:

	2000	2001	2002
	(in thousands)
Reported loss before minority interest	$(4,923)	$(13,777)	$(6,582)
Add back: Goodwill amortization	1,808	1,816	—

Adjusted loss before minority interest	$(3,115)	$(11,961)	$(6,582)

The restrictive covenant intangible asset is amortized on a straight-line basis over a 20-year period. At December 31, 2001 and 2002, accumulated amortization of the restrictive covenant was $31,300 and $56,300, respectively. On an annual basis, the Company evaluates for possible impairment of long-lived assets and to the extent the carrying values exceed fair values, the Company’s impairment loss is recognized in operating results.

Land Held for Sale

The Company records long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell. At December 31, 2001 and 2002, the Company reported land held for sale at its carrying value of $6.1 million and $5.9 million, respectively. The land held for sale consists of several parcels of undeveloped land considered by management as excess and no longer necessary for the operations of the Company. All of the 2001 and 2002 balances are included in other assets in the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The implementation of this standard did not have an impact on the Company’s financial position or results of operations. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.

Partial Self-Insurance

The Company is partially self-insured, paying for its own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per-occurrence basis. For the years ended December 31, 2000, 2001, and 2002, the Company paid approximately $6.2 million, $6.9 million, and $7.5 million, respectively, on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the years ended December 31, 2000, 2001, and 2002, aggregated provisions amounted to approximately $6.5 million, $9.4 million, and $7.2 million, respectively. At December 31, 2001 and 2002, the aggregated accrual amounted to approximately $7.1 million and $6.8 million, respectively, which the Company believes is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

The Company utilizes estimates in accounting for its Petro Passport loyalty program. The Company records a liability for the estimated redemption of Petro points based on management’s estimates

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

about the future redemption rate of Petro points outstanding. A change to these estimates could have an impact on the Company’s liability in the year of change as well as future years.

Environmental Liabilities and Expenditures

Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. At December 31, 2001 and 2002, no accrual was deemed necessary based on existing facts and circumstances. Any such liabilities would be exclusive of claims against third parties and are not discounted.

Contingently Redeemable Warrants

At each balance sheet date, the Company determines whether a change in the value of the contingently redeemable warrants has occurred. Since the Company does not have publicly traded equity securities it will determine the value of the contingently redeemable warrants utilizing a method similar to the one provided in the Company’s equity incentive plan to determine an approximation of the fair value of its partnership interests, as described in Note (11). This valuation methodology is primarily based on a multiple of the Company’s projected EBITDA, less indebtedness and the mandatorily redeemable preferred partnership interests. Any changes in the fair value are allocated on a pro rata basis to the general and limited partners. Using this methodology, the Company valued the contingently redeemable warrants at $4.4 million and $4.2 million as of December 31, 2001 and 2002, respectively.

The Supplemental Indenture dated July 23, 1999 (“Indenture”) provides that upon an “exchange event,” such as a change in control, public offering, or bankruptcy filing, the warrants will be exchanged, for no additional consideration, for 100% of the common stock of Warrant Holdings, whose sole asset currently is approximately 10.0% of the common limited partnership interests in the Company. If the warrants have not been exchanged by August 1, 2004, the Company will be obligated to repurchase the warrants at fair market value.

Revenue Recognition

The Company recognizes revenue from the sale of fuel and non-fuel products and services at the time delivery has occurred and services have been performed.

Franchise Revenues

The Company recognizes net revenue from initial franchise and training fees from individual franchisees when substantially all significant services to be provided by the Company have been performed. Franchise fees, which are based generally upon a percentage of the franchisees’ sales, are recognized monthly as earned. Given the insignificance of initial franchise fees and other revenue types, the Company reports a total combined revenue amount. Revenues from franchise operations aggregated $5.5 million, $10.0 million, and $4.8 million during the years ended December 31, 2000, 2001, and 2002, respectively. There were 22, 20, and 23 franchise locations in operation during the years ended December 31, 2000, 2001, and 2002, respectively. The increase in franchise revenue for the year ended December 31, 2001 is due to the $5.0 million payment for the early termination of four franchise agreements. The Company does not allocate any expenses in measuring its franchise segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

Advertising and Promotion

Costs incurred in connection with advertising and promotion are expensed as incurred, net of reimbursements from franchisees. Net advertising and promotion expenses of $4.4 million, $3.7 million, and $3.7 million were incurred for the years ended December 31, 2000, 2001, and 2002, respectively, and

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are included in operating expenses in the accompanying consolidated statements of operations. Advertising and promotion reimbursements from franchisees totaled $544,000 for each of the years ended December 31, 2000, and 2001, and $504,000 for year ended December 31, 2002.

Motor Fuel Taxes

Certain motor fuel taxes are collected from consumers and remitted to governmental agencies by the Company. Such taxes were $234.1 million, $227.1 million, and $241.7 million for the years ended December 31, 2000, 2001, and 2002, respectively, and are included in net revenues and cost of sales in the accompanying consolidated statements of operations.

Partnership Interests Option Plan

The Company has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in the Company’s continued success, which is more fully described in Note (11). The Company applies Accounting Principles Board Opinion No. 25 in accounting for its Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the years ended December 31, 2000, 2001, and 2002. The Company provides the disclosures required by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by the Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”.

Had compensation expense been determined consistent with SFAS No. 123, the Company’s net loss for the years ended December 31, 2000, 2001, and 2002 (no options were granted in 2001 or 2002) would have been recorded in the following pro forma amounts:

	2000	2001	2002
	(in thousands)
Net loss—as reported	$(4,956)	$(13,774)	$(6,618)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(150)	(158)	(54)

Net loss—pro forma	$(5,106)	$(13,932)	$(6,672)

For pro forma disclosure purposes, the Company recognizes compensation cost on a straight-line basis over the related service period.

Income Taxes

The Company is not subject to federal or state income taxes. Results of operations are allocated to the partners in accordance with the provisions of the Holdings’ Partnership Agreement and reported by each partner on their respective federal and state income tax returns. The taxable income or loss allocated to the partners in any one year generally varies substantially from income or loss for financial reporting purposes due to differences between the periods in which such items are reported for financial reporting and income tax purposes.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Inventories

The following is a summary of inventories at December 31, 2001 and 2002:

	2001	2002
	(in thousands)
Motor fuels and lubricants	$5,879	$6,726
Tires and tubes	5,655	5,505
Merchandise and accessories	12,429	14,219
Restaurant and other	1,011	1,111
Less reserve for obsolescence	(233)	(233)

Inventories, net	$24,741	$27,328

(4) Property and Equipment

Property and equipment is summarized at December 31, 2001 and 2002, as follows:

	Estimated Useful Lives (years)	2001	2002
	(in thousands)
Land and improvements	10	$47,195	$48,121
Buildings and improvements	30	169,725	170,425
Furniture and equipment	3-10	92,963	92,628
Leasehold improvements	7-30	20,020	20,062

		329,903	331,236
Less accumulated depreciation and amortization		(99,339)	(113,137)

Property and equipment, net		$230,564	$218,099

Furniture and equipment includes equipment purchased under a capital lease.

(5) Operating Leases

The Company has entered into various operating leases. The operating leases are related to five Petro Stopping Center locations, three land leases, an office building, and various equipment. The leases contain renewal options varying from automatic annual renewals to multiple five-year options.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of future minimum rental payments on operating leases which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002, is as follows:

Fiscal Year Ending	Related Party	Third Party	Total
	(in thousands)
2003	$2,235	$2,266	$4,501
2004	2,235	2,287	4,522
2005	2,179	2,194	4,373
2006	1,189	2,315	3,504
2007	682	2,315	2,997
Later years	2,728	20,881	23,609

Total minimum lease payments	$11,248	$32,258	$43,506

Rent expense under all operating leases was $2.5 million, $2.8 million, and $3.2 million for the years ended December 31, 2000, 2001, and 2002, respectively. Of these rentals, amounts of $1.6 million for each of the years ended December 31, 2000 and 2001, and $2.2 million for the year ended December 31, 2002 was paid to related-parties. The related-party operating lease transactions, which are more fully described in Note (8), are:

•	The lease by the Company of a facility in El Paso, Texas, from a trust in which J.A. Cardwell, Sr. is a 50.0% beneficiary, to operate the Company’s retread plant. The Company made lease payments of $107,000 for the year ended December 31, 2000 in connection with the 1999 sale of the Company’s retread plant and the subsequent termination of the lease agreement.

•	The lease by the Company of an office building in which the Company’s principal executive offices are located, from J.A. Cardwell, Sr. The Company made annual rent payments of $336,000 for each of the years ended December 31, 2000, 2001, and 2002.

•	The lease by the Company of the Petro Stopping Center located in Effingham, Illinois from Truck Stop Property Owners, Inc., which is owned by Travis Roberts, an officer of the Operating Partnership until his retirement at the end of 2002, and five former employees of the Company. The Company made rental payments of $1.2 million for each of the years ended December 31, 2000, 2001, and 2002.

•	The lease by the Company of the Petro Stopping Center located in North Baltimore, Ohio, which was purchased from our previous lessor by TSP Holdings, LLC, a company wholly owned by James A. Cardwell, Jr., a current officer of the Operating Partnership. Effective January 2002, the Company began leasing the site from TSP Holdings, LLC and made rental payments of $667,000 for the year ended December 31, 2002.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Long-Term Debt

Long-term debt at December 31, 2001 and 2002, is presented below.

	2001	2002
	(in thousands)

Five-year revolving credit facility, maturing July 23, 2004, in an original aggregate principal amount of $ 85.0 million, with a commitment reduction to $60.0 million in May 2001 and to $ 25.0 million as of July 23, 2002, which includes a $10.0 million sublimit for letters of credit. Interest at either the bank’s base rate plus 1.75% or the Eurodollar rate plus 3.25% is payable quarterly. The weighted average interest rate was 5.4% at December 31, 2002. The principal amount outstanding of $ 29.3 million at July 23, 2002, converted to a term loan A. Commitment fees of 0.5% on undrawn funds are paid quarterly. Borrowings are collateralized by substantially all of the Company’s assets.

	$29,800	$—

Two-year term loan A under the senior credit facility in an original amount of $ 29.3 million maturing June 30, 2004. The term loan A is payable in 8 equal scheduled quarterly principal payments of $ 3.7 million commencing September 2002. Additionally, principal payments based on excess cash flow as defined in our senior credit facility, are made quarterly. Required excess cash flow related principal payments reduce scheduled principal payments at the end of the term. During the twelve months ended December 31, 2002 required excess cash flow related principal payments of approximately $ 615,000 were made. In December 2002 an optional payment of $ 1.3 million was made which reduces future scheduled quarterly principal payments to $ 3.5 million. Interest at either the bank’s base rate plus 1.75% or the Eurodollar rate plus 3.25% is payable quarterly. The weighted average interest rate was 5.15% at December 31, 2002. The term loans A and B are collaterized by substantially all of the Company’s assets.

	—	20,245

Seven-year term loan B under the senior credit facility in an original amount of $ 40.0 million maturing July 23, 2006. The term loan B is payable in 24 consecutive scheduled quarterly principal payments varying from $ 250,000 to $ 6.0 million commencing September 30, 2000. Additionally, principal payments based on excess cash flow as defined in our senior credit facility, are made quarterly. Required excess cash flow related principal payments reduce scheduled principal payments at the end of the term. During the twelve months ended December 31, 2002 required excess cash flow related principal payments of approximately $ 1.3 million were made. Interest at either the bank’s prime rate plus 2.0% or the Eurodollar rate plus 3.50% is payable quarterly. The weighted average interest rate was 7.6% at December 31, 2002, as a result of the partial Swap with the lender as required under the loan agreement. The Swap, which is more fully described in Note (13), expires on December 31, 2003. The term loans A and B are collateralized by substantially all of the Company’s assets.

	38,500	36,203

10 1/2% Senior Notes due 2007 (the “10 1/2% Notes”) in an original aggregate principal amount of $ 135.0 million, net of unamortized discount of $ 493,000 and $ 404,000 as of December 31, 2001 and 2002, respectively. Interest on the 10 1/2% Notes is payable on February 1 and August 1 of each year. The 10 1/2% Notes are effectively subordinate to the loans outstanding under the senior credit facility to the extent of the value of the assets securing such loans.	134,507	134,596

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Long-Term Debt (continued)

	2001	2002
	(in thousands)

15% Senior Discount Notes (“15% Notes”), due 2008, net of an unamortized discount of $36.5 million to yield an effective rate of 18.7%. Interest on the 15% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2005. The 15% Notes are effectively subordinated to the loans outstanding under the senior credit facility and the 10½% Notes.	64,311	76,887

12 1/2% Senior Notes due June 2002 (the “12 1/2% Notes”) in an original aggregate principal amount of $ 100.0 million. As part of the 1997 recapitalization, approximately 94.0% of the 12 1/2% Notes were retired. The balance matured and was retired on June 3, 2002. Interest on the 12 1/2% Notes was payable on June 1 and December 1 of each year beginning December 1, 1994.	6,190	—

Total long-term debt	273,308	267,931
Less current portion	14,640	15,660

Long-term debt, excluding current portion	$258,668	$252,271

The Company had $6.7 million and $ 8.2 million of standby letters of credit outstanding under the revolving credit facility at December 31, 2001 and 2002, respectively. For each of the years ended December 31, 2001 and 2002, approximately $6.0 million and $6.6 million of these letters of credit are required to be posted with the Company’s insurance carriers in connection with the Company’s obtaining liability and other insurance coverages. As these letters of credit have twelve month terms and will need to be reissued in October 2003 in connection with the renewal of the Company’s insurance coverage, the Company will need to make alternative letter of credit or other arrangements at that time in light of the July 2004 maturity of this portion of the Company’s senior credit facility.

The 10 1/2% Notes may be redeemed at the option of the Company, in whole or in part, at any time, on or after February 1, 2002, upon not less than 30 and no more than 60 days notice at the following prices (expressed as percentages of the principal amount to be redeemed) as set forth below, plus accrued interest:

Year	Redemption Price
2003	103.5%
2004	101.7%
2005 and thereafter	100.0%

The 15% Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after August 1, 2004, upon not less than 30 and no more than 60 days notice at the following prices (expressed as percentages of the principal amount to be redeemed) as set forth below, plus accrued interest:

Year	Redemption Price
2004	107.5%
2005	105.0%
2006	102.5%
2007 and thereafter	100.0%

Effective May 14, 2001 the Company obtained approval from its lenders of an amendment to its senior credit facility which, among other things, amended certain of its financial covenants, established new covenants relating to leverage and capital expenditures, reduced the size of its revolver commitment from $85.0 million to $60.0 million, and adjusted the pricing spread on both the revolver and its Term B loans to current market levels. The Company is in

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compliance with all financial covenants under the senior credit facility.

The Indentures for the long-term debt and the senior credit facility agreement each contain certain covenants, including without limitation, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on sales of restricted subsidiary stock; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on disposition of proceeds of asset sales; (vii) limitation on distributions and other payment restrictions affecting restricted subsidiaries; (viii) restrictions on mergers and certain transfers of assets and (ix) in the case of the senior credit facility financial covenants covering leverage, cash flows, capital expenditures, EBITDA (as defined), interest coverage, and minimum net worth.

Estimated principal payment requirements on long-term debt obligation are as follows:

Fiscal Year Ending	(in thousands)
2003	$15,660
2004	12,938
2005	18,000
2006	9,850
2007	135,000
Thereafter	113,370
Less unamortized discount	(36,887)

Total	$267,931

(7) Accrued Expenses and Other Liabilities

The following is a summary of accrued expenses and other liabilities at December 31, 2001 and 2002:

	2001	2002
	(in thousands)
Accrued expenses:
Employee related expenses	$8,558	$9,995
Taxes payable-sales, fuel and property	3,926	2,412
Interest expense	6,023	5,906
Other	7,019	7,566

Total	$25,526	$25,879

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Related Party Transactions

Amounts due to and from affiliates as of December 31, 2001 and 2002, consist of the following:

	2001	2002
	(in thousands)
Due from affiliates:
El Paso Amusement Company	$231	$140
C&R Distributing, Inc.	143	78
Petro Truckstops, Inc.	443	462
Petro Travel Plaza, LLC	570	340
Cardwell Group	647	675
Volvo	172	—
Other	214	351

Total	$2,420	$2,046

Due to affiliates:
El Paso Amusement Company	$197	$192
C&R Distributing, Inc.	203	179
Mobil Diesel Supply Corporation	14,399	15,537
ExxonMobil	2,583	2,364
Petro Travel Plaza, LLC	144	—
Volvo	—	395
Other	3	19

Total	$17,529	$18,686

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

Since 1997, all new related-party transactions or the renewal of existing related-party transactions have been subject to a competitive bid or competitive analysis process, to ensure that the contracts contain arms-length terms and competitive pricing. Management believes this process ensures that its current affiliated transactions are on arms-length terms.

In July 1999, the Company entered into two ten-year supply agreements with ExxonMobil. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline are available for sale, and under the other of these agreements, the Company purchases lubricants, based upon minimum purchase commitments, at the prices set forth in the agreement.

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

The diesel fuel sold at all but two company-operated Petro Stopping Centers and some of the Company’s franchise operated Petro Stopping Centers is branded Mobil Diesel, and all of the company-

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operated Petro:Lubes® feature Mobil Delvac lubricants. Under the fuel supply agreement and the agreement for the resale of oils and greases with ExxonMobil, both dated July 23, 1999, the Company agreed to purchase Mobil branded lubricant products and Mobil branded diesel fuel for sale and distribution under Mobil’s trademarks at the company-operated Petro Stopping Centers and five of the Company’s franchise operated truck stops and Mobil branded gasoline for sites as selected by ExxonMobil, as limited however, by existing contractual obligations to purchase gasoline from other suppliers. The ExxonMobil Supply Agreements require that the Company purchase from ExxonMobil specified distribution terminals, a minimum number of gallons of diesel fuel on an annual basis, as adjusted based upon product availability and other circumstances therein described. For 2002, the Company’s annual volume commitment was 195.1 million gallons of Mobil diesel under the fuel supply agreement and 1.5 million gallons of Mobil lubricants under the lubricant supply agreement. This constitutes approximately 36.6% of the Company’s current diesel fuel requirements and approximately 73.7% of the Company’s lubricant requirements.

If the Company does not purchase any diesel fuel from ExxonMobil under the ExxonMobil Supply Agreements, the maximum penalties in any year would be $0.0035 per gallon, multiplied by the annual volume commitment as provided for in the ExxonMobil Supply Agreements, plus additional amounts for each new Petro Stopping Center opened and which ExxonMobil agrees to supply. As a result of the ExxonMobil Supply Agreements and to comply with the laws governing the branding of diesel fuel, if ExxonMobil is unable to supply 100% of the Company’s diesel fuel demand due to limited product availability, Mobil Diesel Supply Corporation (“MDS”), a wholly owned subsidiary of ExxonMobil, purchases additional diesel fuel from third-party suppliers and then sells it to the Company. Under the terms of the ExxonMobil Supply Agreements, the Company may continue to negotiate with third-parties regarding price and other terms, and then designate them to MDS. Third-party suppliers are approved by ExxonMobil if the fuel to be supplied by the third-party meets all federal, state, and local diesel requirements. The Company’s fuel purchase arrangement with MDS enables the Company to meet its diesel fuel needs and to comply with branding laws, which require ExxonMobil to first take possession of the fuel before it can be branded as Mobil diesel. Effective June 2001, ExxonMobil and the Company entered into that certain MDS Outsourcing Agreement to document the responsibilities associated with the day to day operations of MDS.

The ExxonMobil Supply Agreements allow the Company to negotiate for the purchase of diesel fuel with third-party suppliers approved by MDS. If the Company is able to obtain a lower diesel fuel price from a third-party supplier approved by MDS in a particular market area, the Company may request that ExxonMobil meet the lower price or allow a portion of its diesel fuel requirements to be supplied from the MDS approved third-party supplier, in which case MDS would purchase the diesel fuel from the supplier and resell the product to the Company. Any change in supply source, other than a change resulting from ExxonMobil’s inability to supply, does not affect the Company’s requirement to purchase the annual minimum number of gallons from ExxonMobil specified distribution terminals as provided in the ExxonMobil Supply Agreements. The ExxonMobil Supply Agreements also place a limit on the maximum number of gallons of diesel fuel that the Company may receive monthly from ExxonMobil specified distribution terminals. Prices to be charged for fuel sold to the Company under the ExxonMobil Supply Agreements are based on referenced prices minus discounts and plus delivery costs. Upon the expiration of the ten-year initial term, the ExxonMobil Supply Agreements are renewable for another five-year term at the option of ExxonMobil; however, the Company has the ability to terminate the agreements at the end of the ten-year term at a price based on a formula provided for in the ExxonMobil Supply Agreements.

The Company purchases diesel fuel and gasoline for each of its company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a two to six day inventory of fuel. During 2002, the Company purchased 94.4% of its diesel fuel and gasoline through ExxonMobil or MDS, approximately 65.1% of which was third-party fuel purchased through this arrangement, which includes fuel purchases received at a third-party terminal but sold by ExxonMobil under an exchange or purchase arrangement. The approximate aggregate amount of fuel purchased under the ExxonMobil Supply Agreements for the year ended December 31, 2002 totaled $696.3 million.

Under the terms of an agreement with C&R Distributing, Inc. (“C&R”), the Company currently purchases Chevron branded gasoline and motor oils at cost for three of its facilities from C&R. The sole shareholder of C&R is Nevada Trio, Inc., a Nevada Corporation, which is 100% owned by the Cardwell Group. The C&R fuel agreement requires the Company to keep Chevron unleaded gasoline, regular

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gasoline, and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, the Company entered into a product services agreement with C&R which terminates in December 2004, under which C&R provides the Company with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. C&R provides the Company with fuel hauling within various specified markets designated by the Company under a fuel carrier agreement entered into on March 1, 2000 which expired on March 1, 2003 and automatically renews for successive one year terms until cancellation by either party with 90 days written notice. The C&R agreements provide that C&R will charge the Company for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The C&R fuel agreement is exclusive but allows the Company to cancel the agreement with 30 days prior notice. The C&R services agreement is non-exclusive and allows the Company to enter into similar agreements with other parties. The C&R fuel carrier agreement is exclusive with respect to the Petro Stopping Centers as defined per the agreement. C&R sales of fuel and lubricants and truck hauling fees, aggregating $6.2 million, $7.1 million, and $7.3 million for the years ended December 31, 2000, 2001, and 2002, respectively, were charged to the Company. Additionally, the Company sells diesel fuel to C&R, at the Company’s cost, which aggregated to $87,000, $2.4 million and $9.0 million for the years ended December 31, 2000, 2001, and 2002, respectively.

On July 23, 1999, Volvo Trucks North America, Inc. (“Volvo”) and the Company entered into an Operating Agreement related to the warranty, maintenance, and service work the Company will provide to Volvo managed vehicles, the sale by the Company of Volvo truck parts, joint advertising and marketing initiatives, and the co-development of Petro Stopping Centers by Volvo and the Company to utilize the Company’s truck stop space for Volvo truck sales and marketing.

J.A. Cardwell, Sr., James A. Cardwell, Jr., and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0%, and 10.0%, respectively, of the stock of C&PPR, Inc. (“C&PPR”). James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. (“Petro Truckstops”) and Petro Beverage, Inc. The Company entered into agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc. relating to the retail sales of beer, wine or wine coolers at a limited number of its facilities. The agreements continue in effect until terminated by either party. Under the agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc., the Company agreed to operate the alcohol sales business at these locations for these entities in exchange for a percentage of the gross receipts generated from alcoholic beverage sales. The percentage of gross alcoholic beverage sales received by the Company is 10.0% in the case of C&PPR and 15% in the case of Petro Truckstops and Petro Beverage, Inc., of which 5% in all cases serves as the Company’s reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to the Company are intended to be approximately equal to the gross profit received by the above entities. The Company’s revenues in connection with the C&PPR agreement were $69,000, $72,000, and $55,000 for the years ended December 31, 2000, 2001, and 2002, respectively. The Company’s revenues in connection with the Petro Beverage, Inc. agreement were $4,400, $6,800, and $7,300 for the years ended December 31, 2000, 2001, and 2002, respectively. The Company’s revenues in connection with the Petro Truckstops agreement were $31,000, $40,000, and $43,000 for the years ended December 31, 2000, 2001, and 2002, respectively.

Concurrent with the formation of the Operating Partnership in April 1992, Motor Media, Inc. (“Motor Media”), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with the Company (the “Motor Media Agreement”), under which Motor Media leases floor and wall space at all Petro Stopping Centers operated by the Company and sells space for in-store advertising to third parties. The term of the Motor Media Agreement expired in 1997 and was renewed for an additional five-year term which expired in 2002. The agreement is automatically renewed until cancellation by either party with 60 days written notice. Under the Motor Media Agreement, the Company and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. The Company received $37,000, $17,000, and $25,000 for the years ended December 31, 2000, 2001, and 2002, respectively, representing its share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under an existing agreement (the “Amusement Agreement”) between El Paso Vending and Amusement Company (“EPAC”), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and the Company, EPAC furnishes video and other games to the company-operated Petro Stopping Centers and services these games. The term of the Amusement Agreement expired in May 2002 and is currently on a month to month basis. Under the Amusement Agreement, the Company and EPAC are entitled to 50% each of the revenues generated by the games. In October 1997, an addendum to the Amusement Agreement was made which guarantees a minimum annual revenue payment to the Company from EPAC of $180,000 with respect to one site. In December 1998, an additional addendum to the Amusement Agreement was made which established a new allocation of revenues with respect to additional sites operated under the Amusement Agreement. The Company and EPAC are entitled to 60% and 40%, respectively, of the revenues generated by the games under this new allocation of revenues. The Amusement Agreement currently covers 31 of the company-operated Petro Stopping Centers, of which, 7 sites are under the new allocation of revenue split. The Company received $3.2 million, $3.1 million, and $2.5 million for the years ended December 2000, 2001, and 2002, respectively, representing its share of the revenues generated.

Since June 1993 the Petro Stopping Center located in Shreveport, Louisiana featured video poker games housed in a separate on-site facility and operated by a third-party, Petro Truckstops, Inc., an affiliate, who, under terms of a contract, pays 95.0% of revenue collected to the Company and retains 5.0% for operating expenses in accordance with a lease agreement. Payments to the Company under this arrangement aggregated $102,000 for the year ended December 31, 2000. In order to satisfy state law requirements, in February 2000 the Company leased the Shreveport fuel island operation to Petro Truckstops, Inc. which operates the video poker offering. Pursuant to the terms of that certain Property Lease Agreement, dated November 12, 1998, (“Property Agreement”) between the Company and Petro Truckstops, Inc., the Company receives rental income of $1.2 million per annum. Total rental income was $1.1 million for the year ended December 31, 2000 and $1.2 million for each of the years ended December 31, 2001 and 2002. The Company also receives a management fee of $250,000 per annum. Total management fees received were $229,000 for the year ended December 31, 2000 and $250,000 for each of the years ended December 31, 2001 and 2002. Additionally, the Company sells diesel fuel to the Shreveport location. For the years ended December 31, 2000, 2001, and 2002, total gallons sold approximated 15.9 million, 17.9 million, and 16.4 million, respectively.

The office building in which the Company’s principal executive offices are located is owned by J.A. Cardwell, Sr., the Chief Executive Officer and Chairman of the Operating Partnership. The Company leases the entire building under a lease expiring on December 31, 2005. Under the lease, the Company pays rent totaling $336,000 per year, which was paid for each of the years ended December 31, 2000, 2001, and 2002. In addition to rent, the Company is required to pay all taxes, maintenance, and other operating expenses related to the leased building.

In May 1992, the Company leased a facility in El Paso, Texas, from a trust in which J.A. Cardwell, Sr. is a 50.0% beneficiary, to operate the Company’s retread plant, which produced retread tires for sale at Petro Stopping Centers (including franchisees) and to others. The Company made lease payments of $107,000 for the year ended December 31, 2000 in connection with the 1999 sale of the Company’s retread plant and the subsequent termination of the lease agreement.

The Petro Stopping Center located in Effingham, Illinois, is owned by Truck Stop Property Owners, Inc. (“Truck Stop”), a corporation owned by Travis Roberts, and five former employees of the Operating Partnership. Mr. Roberts was an officer of the Operating Partnership until his retirement at the end of 2002, and owns 22.0% of the stock of Truck Stop. The Company leases the Effingham site under a lease expiring in May 2006, which provides for adjustable base rent payments tied to interest rates, plus taxes, and operating expenses. The Company has three consecutive options to renew the lease for terms of five years each at rental rates equal to the base rent, plus certain adjustments at the time of renewal. The Company also has the right of first refusal to purchase the Petro Stopping Center at any purchase price agreed upon between Truck Stop and a third-party. The Company made rental payments to Truck Stop of $1.2 million for each of the years ended December 31, 2000, 2001, and 2002.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Petro Stopping Center located in North Baltimore, Ohio was purchased from the previous lessor by TSP Holdings, LLC, a company which is wholly owned by James A. Cardwell, Jr., a current officer of the Operating Partnership. Effective January 8, 2002, the Company leased the North Baltimore site under a lease, with an initial ten year term and two consecutive renewal options of five years each. Pursuant to the terms of the lease agreement, the Company has the option to purchase the Petro Stopping Center at a purchase price of $5.6 million anytime during the lease. Under the lease terms, the Company pays rent totaling $682,080 per annum, which was paid on a pro-rata basis for the year ended December 31, 2002 in the amount of $667,000.

Pursuant to the terms of that certain Limited Liability Company Operating Agreement dated as of December 5, 1997 and amended as of December 19, 2002, (the “LLC Agreement”) the Company formed a limited liability corporation, Petro Travel Plaza LLC (“LLC”), with Tejon Development Corporation (“Tejon”) to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the LLC Agreement among the Company, Tejon, and Tejon Ranch Company, as guarantor, the Company made an initial capital contribution of $2.0 million for working capital and inventory, which is its basis for the investment in this venture. Pursuant to the LLC Agreement, the LLC financed construction of the location with a non-recourse credit facility. The Company received a management fee of $250,000 for each of the years ended December 31, 2000 and 2001, and $253,000 for the year ended December 31, 2002. Additionally, the Company is responsible for the administrative accounting and tax functions of the LLC and received $21,000 for the year ended December 31, 2000 and $25,000 for each of the years ended December 31, 2001 and 2002 for these services. As a 40.0% member of the LLC, the Company receives 40.0% of the location’s operating earnings, which is accounted for using the equity method. This Petro Stopping Center location began operations in June 1999.

In addition to the LLC Agreement, the Company guaranteed a portion of the LLC’s debt under a Repayment Guaranty dated as of June 4, 1999 and last modified on November 25, 2002. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of December 31, 2002, the maximum potential amount of future payments related to the guarantee was $375,000.

Highway Service Ventures, Inc. (“HSV”), a corporation in which J.A. Cardwell, Sr. owns a 32.5% interest, operates four franchised Petro Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia pursuant to franchise agreements with the Company. Management believes none of these franchise agreements contain terms that are any more favorable to the franchisee than the terms in any of the Company’s other franchise agreements. For the years ended December 31, 2000, 2001, and 2002, the Company purchased receivables from HSV in the amounts of $20.3 million, $14.2 million, and $10.2 million, respectively. Additionally, the Company received franchise fees from HSV for the years ended December 31, 2000, 2001, and 2002 of approximately $1.0 million, $1.2 million and $1.1 million, respectively.

Concurrent with the formation of the Operating Partnership in April 1992, J.A. Cardwell, Sr., James A. Cardwell, Jr., and officers and directors of the Company, executed an Option and Right of First Refusal Agreement which granted to the Company and other parties the options, which expire in December 2006, to purchase certain properties owned by the Cardwell Group or their affiliates that are located near or adjacent to certain of the Company’s Petro Stopping Centers, and a right of first refusal on these properties. The price at which an option property may be purchased will be equal to the fair market value of the property when the option is exercised as determined by an appraisal.

Concurrent with the 1999 transaction, and in compliance with applicable Internal Revenue Code and Treasury Regulation provisions dealing with recourse debt, J.A. Cardwell, Sr., James A. Cardwell, Jr., and Petro, Inc. each entered into an indemnity agreement under which each agreed to indemnify the Operating Partnership and Holdings, and the general and limited partners thereof in the event that the indemnified parties are required to pay any current indebtedness or any other liabilities of Holdings or the Operating Partnership after a default, acceleration by the creditor and exhaustion of any collateral securing the credit facility. No payments have been made under these agreements.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each of the related parties and/or affiliates of the Company included in the transactions described in this section, with the exception of ExxonMobil, MDS, Volvo, Volvo Petro Holdings LLC, Truck Stop, and the LLC is owned or controlled to some degree by a member or members of the Cardwell Group. Related-party transactions, other than those specifically discussed above, generally arise in the ordinary course of business.

(9) Partners’ Capital (Deficit)

Ownership

Under the Holdings’ partnership agreement (the “Holdings’ Partnership Agreement”), the partners delegated management authority to a seven member Board of Directors. The Cardwell Group, Volvo Trucks, and Mobil Long Haul each have the right to appoint two persons each to the Board of Directors. These three partners also have the right to veto certain major partnership decisions. The seventh member of the Board of Directors is Mr. Larry Zine, who served as the Operating Partnership’s Executive Vice President and Chief Financial Officer from December 1996 to January 1999 and as President of the Operating Partnership from January 1999 through July 1999.

Mandatorily Redeemable Preferred Partnership Interests

The Holdings’ Partnership Agreement provides for two classes of preferred partnership interests. The Class A preferred partnership interests held by the Cardwell Group accrue cumulative preferred returns at a rate of 8.0% per annum. The Class A preferred partnership interests held by Mobil Long Haul accrue cumulative preferred returns at a rate of 9.5% per annum. The preferred returns accrue, but are only payable in cash if permitted by the Operating Partnership’s then existing debt instruments. Accrued but unpaid returns compound semiannually. The Class A preferred partnership interests will be mandatorily redeemable by the Company on October 27, 2008. The Class A preferred partnership interests are not convertible into common partnership interests. The Class A preferred partnership interests as well as the Class B preferred partnership interests described below have liquidation preferences equal to all their accrued and unpaid preferred return plus to all their unrecovered capital.

The Class B preferred partnership interests are owned by Mobil Long Haul and accrue cumulative preferred returns at a rate of 12.0% per annum and are convertible into 3.9% of the common partnership interests in Holdings at any time prior to mandatory redemption on the tenth anniversary date of the closing of the 1999 transaction. Upon conversion into a common partnership interest (or as soon thereafter as cash may be available) the accrued preferred return on the Class B preferred partnership interest will be paid.

The Company had accrued and unpaid preferred returns on the Class A and B mandatorily redeemable preferred partnership interests totaling to $8.9 million, $12.2 million, and $15.7 million at December 31, 2000, 2001, and 2002, respectively.

Distributions

Under the terms of the Holdings’ Partnership Agreement (and prior to the 1999 transaction, the Operating Partnership Agreement), Holdings is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to the allocation of taxable income to such partner by Holdings. Tax distributions to partners are based on separate allocations of taxable income of Holdings. Distributions for the years ended December 31, 2000, 2001, and 2002, were $1.9 million, $10,000, and $15,000, respectively.

As of December 31, 2002, the historical net book value of assets and liabilities was approximately $32.7 million greater than the associated net tax basis of those assets and liabilities.

Allocations of Income

In any fiscal year, the Holdings’ profits shall be allocated among the preferred limited partners according to their sharing percentages until the cumulative amount of cash distributed equals the cumulative amount of cash distributed in payment of unpaid preferred return to the preferred limited

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

partners. Profits for any fiscal year are allocated first to those partners to which losses have previously been allocated, then pro rata to the common limited partners. Losses for any fiscal year shall be allocated first to common partners then to preferred partners.

Upon liquidation of Holdings, the proceeds will be distributed first to creditors; next, to Class A and Class B preferred interests, next, pro rata, to partners who have distribution shortfalls; then to common partnership interests to the extent of unrecovered capital, and lastly, pro rata, to the partners in accordance with their positive capital account balances.

(10) Employee Benefits

The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees (the “Plan”). Company contributions equal 50.0% of the participants’ contributions up to 4.0% of the participants’ annual salary and aggregated approximately $327,000, $372,000, and $400,000 for the years ended December 31, 2000, 2001, and 2002, respectively. Other than those discussed below, there were no other post employment or retirement plans at December 31, 2000, 2001, and 2002.

In December 2002, the Company amended and restated the Petro Stopping Centers Deferred Compensation Plan (the “Comp Plan”) for key employees, which was originally established in 1998. Under the Comp Plan, the participants may defer base compensation and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The Company will credit matching deferrals for each participant equal to 50.0% of the first 4.0% of the participant’s compensation up to $9,500 per year. Company matched deferrals will vest at 20.0% after one year of service and an additional 20.0% for each year thereafter. The participants are general creditors of the Company with respect to these benefits. The total of participant deferrals, which is reflected in accrued expenses and other liabilities, was $702,000, $765,000, and $799,000 at December 31, 2000, 2001, and 2002, respectively. The Company’s matched deferral expenses for the years ended December 31, 2000, 2001, and 2002, totaled $31,200, $25,300, and $25,600, respectively.

(11) Partnership Interests Option Plan

The Company has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in the Company’s continued success. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the years ended December 31, 2000, 2001, and 2002. The Company provides the disclosures required by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by the Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statment No. 123”.

Effective upon the consummation of the 1999 transaction, all options, pursuant to their terms, became sponsored by Holdings, and all then outstanding options granted under the Option Plan and Mr. Zine’s options were converted on an equivalent economic basis to options for equity interests in Holdings on the same terms and conditions, including their vesting schedule. Accordingly, all historical amounts and percentages have been restated to reflect this conversion.

Options are granted at an exercise price not less than market price at the date of grant. As an entity without publicly traded equity securities, the Board of Directors must determine in good faith the market price of the option at the date of grant. In the event of very recent transactions involving the Company’s partnership interests, the market price of the option is based on the value of the interests determined in those transactions. In the absence of very recent transactions, the plan provides a formula for determining an approximation of market price based on a multiple of the Company’s latest four quarters of EBITDA, less indebtedness, and the mandatorily redeemable preferred partnership interests. The 2000 market price ($3,086 per ..01% interest) were determined by the provisions of the plan since there were no recent transactions. Based on facts and circumstances at the time, the Board of Directors concluded the amount as determined by the provisions of the plan was a reasonable determination of market price.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vesting occurs over four years at 25.0% per year. At December 31, 2002, approximately 8.68% of the partnership options were exercisable, all at an exercise price of $2,999, and all of which expire in 2007. Participants become fully vested upon the occurrence of a Change in Control (as defined in the plan), upon a sale of substantially all of the assets of the Company, upon the liquidation of the Company, upon the Company’s consummation or adoption of a plan to make an Extraordinary Distribution of Redemption (as defined in the plan) or a closing of an initial public offering of equity securities. Options may be exercised at any time, to the extent that such options are exercisable. All options expire on the earlier to occur of (i) the tenth anniversary of the date the option was granted, (ii) one year after the participant ceases to be an employee of the Company due to retirement, death or disability, (iii) immediately, if the participant ceases to be an employee of the Company for cause, or (iv) ninety days after the occurrence of the termination of the participant’s employment with the Operating Partnership, for any reason other than (ii) or (iii) above. A participant, as defined in the plan, shall have no rights as a limited partner until the date the participant is duly admitted into the partnership. In general, a Class B Common Limited Partner may not participate in partnership profits, losses or gains, or participate in distributions from operations or receive tax distributions; however, a participant may participate in liquidating distributions. Additionally, a Class B Common Limited Partner shall not have any voting rights.

In 1997, the Company awarded options to Mr. Larry Zine to purchase 3.91% of the common limited partnership interests of the Company at a price of $2,814 per each 0.01 (one hundredth) percent granted pursuant to the terms of Mr. Zine’s employment agreement. These options are fully exercisable.

A summary of the status of the Company’s outstanding partnership interest options are as of December 31, 1999, 2000, 2001, and 2002, and changes during the years then ended is as follows:

	Percentage Interests	Exercise Price(1)
Options outstanding at December 31, 1999	11.75	$2,998
Granted	.90	$4,221
Exercised	—	$—
Expired/Cancelled/Forfeited	(.30)	$3,015

Options outstanding at December 31, 2000	12.35	$3,086
Granted	—	$—
Exercised	—	$—
Expired/Cancelled/Forfeited	(2.74)	$3,266

Options outstanding at December 31, 2001	9.61	$3,035
Granted	—	$—
Exercised	—	$—
Expired/Cancelled/Forfeited	(.61)	$2,945

Options outstanding at December 31, 2002	9.00	$3,041

(1)	Weighted average per .01% interest

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the option granted, $4,192 per .01% interest in 2000, for the purpose of the pro forma disclosure is estimated using the minimum value method with the following assumptions used for grants of all options:

2000
Risk-free interest rate	5.66%
Dividend yield	—
Expected lives in years	10

(12) Commitments, Contingencies, and Guarantees

From time to time the Company is involved in ordinary routine litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on the consolidated financial position or results of operations.

In addition to the LLC Agreement, the Company guaranteed a portion of the LLC’s debt under a Repayment Guaranty dated as of June 4, 1999 and last modified on November 25, 2002. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of December 31, 2002, the maximum potential amount of future payments related to the guarantee was $375,000.

(13) Financial Instruments

Historically, the Company has not entered into significant long-term contracts with fuel suppliers other than the two ten-year supply agreements with ExxonMobil entered in July 1999 and has engaged in only limited hedging activities. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline are available for sale, and under the other of these agreements, the Company purchases lubricants, based upon minimum purchase commitments, at the prices set forth in the agreements, see Note (8). Both supply agreements with ExxonMobil qualify as normal purchasing contracts and as such are not accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”). As of and for the years ended December 31, 2001 and 2002, the Company was not a party to any futures or option contracts.

As of December 31, 2001 and 2002, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, trade accounts receivable, trade accounts payable, and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of the senior credit facility approximate fair value due to the floating nature of the related interest rates. The Company’s principal market risk as it relates to long term debt is its exposure to changes in interest rates. The fair value of the Senior Notes has been estimated based on quoted market prices for the same or similar issues. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

The following table reflects the carrying amount and estimated fair value of the Company’s financial instruments, as of December 31:

	2001		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Balance sheet financial instruments
Long-term debt	$273,308	$210,564	$267,931	$233,633
Other financial instruments
Interest rate swap agreements	(164)	(164)	(456)	(456)

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivatives to manage well-defined interest rate risks. At December 31, 2001 and 2002, the Company was party to an interest rate swap agreement which was a cash flow hedge and qualifies for the shortcut method under SFAS No. 133. Under this agreement, the Company pays a fixed rate of 3.86% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. At December 31, 2002, the notional amount was $18.9 million. The transaction effectively changes a portion of the Company’s interest rate exposure from a floating rate to a fixed rate basis. For the year ended December 31, 2000, the effect of the swap was to decrease the rate the Company was required to pay by 0.1%, which resulted in a reduction in interest expense of approximately $7,000. For the years ended December 31, 2001 and 2002, the effect of the swap was to increase the rate the Company was required to pay by 2.0%, which resulted in an increase in interest expense of approximately $397,000 and $379,000, respectively. As of December 31, 2002, the interest rate swap had a negative fair value of approximately $456,000 which has been recorded in other liabilities and accumulated other comprehensive loss. As the swap matures on December 31, 2003, the Company expects the $456,000 negative fair value will be reclassified into net earnings (loss) during the year ended December 31, 2003.

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

(14) Environmental Matters

The Company’s operations and properties are subject to extensive federal and state legislation, regulations, and requirements relating to environmental matters. The Company uses underground and above ground storage tanks (each a “UST”) to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. The Company is also subject to regulation in certain locations relating to vapor recovery and discharges into the water. As a result of work done in 1999 to upgrade the Company’s USTs as required by state and federal law, the Company anticipates some site remediation will be required in Corning, California. The Company has incurred approximately $76,000 in remediation costs as of December 31, 2002 related to Corning, California. Management does not believe any additional required remediation will have a material adverse effect on the Company’s consolidated financial condition or results of operations. Management believes that all of the Company’s USTs are currently in compliance in all material respects with applicable environmental legislation, regulations, and requirements.

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

The Company was a party to a proceeding with the United States Environmental Protection Agency (“EPA”) regarding an off-site waste oil storage and recycling plant located in Patterson, Stanislaus County, California (the “Patterson Site”), utilized by the Company between June 1991 and February 1995 in the ordinary course of Company operations. By EPA Order issued on August 12, 1998 (“Order”), the Company and numerous other companies were identified by the EPA as potentially responsible parties, strictly liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 for removal activities associated with the Patterson Site. The Company and approximately 20 of the other companies identified by the EPA (the “Patterson Response Group”) have worked together to develop and carry out a plan of action for completion of the removal activities required by the EPA pursuant to the

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Order. The Patterson Response Group has completed all of the work mandated by the EPA at the Patterson Site and received a final settlement and release from the EPA in 2001.

Where required or believed by the Company to be warranted, the Company takes action at its locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. In light of the Company’s business and the quantity of petroleum products that it handles, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 2000, 2001, and 2002, the Company’s expenditures for environmental matters were $143,000, $128,000, and $119,000, respectively. See Note (2) for a discussion of the Company’s accounting policies relating to environmental matters.

The Company accrues liabilities for certain environmental remediation activities consistent with the policy set forth in Note (2). In management’s opinion, at December 31, 2001 and 2002, no accrual was deemed necessary based on existing facts and circumstances. The Company’s accrual for environmental remediation expenses is based upon initial estimates obtained from contractors engaged to perform the remediation work as required by local, state, and federal authorities. It is often difficult to predict the extent and the cost of environmental remediation until work has commenced and the full scope of the contamination determined. Accruals are periodically evaluated and updated as information regarding the nature of the clean up work is obtained. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. Actual results, however, could differ from estimated amounts and those differences could be material. At December 31, 2001 and 2002, the Company has recognized receivables of approximately $250,000 and $138,000, respectively, in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

(15) Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

The Company operates 37 multi-service truck stops in the United States. The Company’s facilities, which are known as “Petro Stopping Centers®,” offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the years ended December 31, 2000, 2001, and 2002, the revenues generated from the company-operated truck stops were $978.6 million, $908.0 million, and $918.1 million, respectively.

As of December 31, 2000, 2001, and 2002, the Company was a franchisor to 22, 20, and 23 Petro Stopping Center locations, respectively. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. For the years ended December 31, 2000, 2001, and 2002, the revenues generated from the Company’s franchise operations were $5.5 million, $10.0 million, and $4.8 million, respectively. The increase in franchise revenue for the year ended December 31, 2001 was due to a $5.0 million payment for the early termination of four franchise agreements. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying consolidated statements of operations. The Company does not allocate any expenses in measuring this segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Recently Issued Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The implementation of this standard did not have an impact on the Company’s financial position or results of operations.

On December 31, 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The implementation of this standard did not have an impact on the Company’s financial statements for the years ended December 31, 2000, 2001, and 2002. However, SFAS No. 145 required the reclassification of the Company’s extraordinary item in its 1999 Form 10-K as a component of loss before cumulative effect of a change in accounting principle.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. Upon adoption of SFAS No. 143, an entity will use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liability, asset retirement costs and accumulated depreciation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact of adopting SFAS No. 143 on the Company’s financial statements and believes SFAS No. 143 will change the Company’s accounting for underground storage tank removal costs and sewage plant waste removal costs. Although the final assessment of the effects of adopting this statement has yet to be determined, Management does not believe that the adoption of this statement will have a significant impact on the Company’s financial statements or results from operations. Management intends to record the cumulative change in the first quarter of 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not believe that the adoption of SFAS No. 146 will have a significant impact on the Company’s financial statements or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34”. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are included herein in the notes to consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB No. 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included herein in the notes to consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. Management does not believe that the adoption of this Interpretation will have a significant impact on the Company’s financial statements or results of operations.

(17)	Selected Quarterly Financial Data (unaudited)

2001	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
	(in thousands)
Net revenues	$237,082	$239,637	$237,756		$203,527
Operating income	2,196	4,861	9,770	(a)	3,837
Net income (loss) before minority interest	(6,264)	(4,144)	1,119	(a)	(4,488)

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenues	$209,689	$230,365	$242,855	$240,016
Operating income	4,285	7,700	8,405	6,401
Net income (loss) before minority interest	(4,098)	(628)	97	(1,953)

(a)	The significant increase in operating income and net income (loss) before minority interest for the third quarter of 2001 is mostly due to the $5.0 million payment for the early termination of four franchise agreements previously disclosed.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Partners

Petro Stopping Centers Holdings, L.P.:

We have audited the accompanying consolidated balance sheets of Petro Stopping Centers Holdings, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in partners’ deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro Stopping Centers Holdings, L.P. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” in 2002.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule titled “Schedule II—Valuation and Qualifying Accounts” is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

KPMG LLP

El Paso, Texas

February 28, 2003

PETRO STOPPING CENTERS HOLDINGS, L.P.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2000, 2001, and 2002

(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Write-off, net	Balance at end of year
Year Ended December 31, 2000:
Allowance for doubtful accounts	$742	307	286	$763
Inventory Reserve	457	—	23	434
Year Ended December 31, 2001:
Allowance for doubtful accounts	$763	267	304	$726
Inventory Reserve	434	—	201	233
Year Ended December 31, 2002:
Allowance for doubtful accounts	$726	209	257	$678
Inventory Reserve	233	—	—	233

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following sets forth certain information with respect to the persons who are members of the Board of Directors and senior management team of Holdings, Petro Holdings Financial Corporation, and the Operating Partnership as of February 1, 2003. All directors shall hold office until death, resignation, or removal.

Name	Age	Position
J.A. Cardwell, Sr.	70	President, Chairman(a), Chief Executive Officer(a), Member of the Executive Committee(a), and Director
James A. Cardwell, Jr.	42	Chief Operating Officer(a) and Director
Edward Escudero	32	Treasurer, Chief Financial Officer, and Assistant Secretary(a)
Nancy C. Santana	46	Vice President, General Counsel(a), and Secretary
David Latimer	44	Vice President of Petro:Lube®(a)
Joseph R. Berkel	45	Director and Chairman of the Audit Committee(a)
Eddie H. Brailsford	48	Director and Member of the Audit Committee(a)
James F. Muschalik	41	Director and Member of the Audit Committee and Executive Committee(a)
Bjorn Ahlstrom	68	Director and Member of the Executive Committee(a)
Larry J. Zine	48	Director

(a)	Position held only with the Operating Partnership

J.A. Cardwell, Sr.—J.A. Cardwell, Sr. opened the first Petro Stopping Center in 1975 and has been serving as Chairman and Chief Executive Officer of the Operating Partnership since April 1992. Mr. Cardwell, Sr. has responsibility for our overall performance, defining our image in the marketplace, identifying growth opportunities, and overseeing employee and customer retention. Mr. Cardwell, Sr. served as the Chairman of the National Association of Truck Stop Operators in 1983 and 1984 and has worked on various committees of the association since that time. Mr. Cardwell, Sr. currently serves as a director of State National Bancshares, Inc., Archstone-Smith, and El Paso Electric. J.A. Cardwell, Sr. is the father of James A. Cardwell, Jr.

James A. Cardwell, Jr.—James A. Cardwell, Jr. was named Chief Operating Officer of the Operating Partnership in January 2001 and is a director of the Company. Mr. Cardwell, Jr. is responsible for our operations, overseeing the diesel fuel islands, Iron Skillet® Restaurants, travel and convenience stores and Petro:Lubes®. Mr. Cardwell, Jr. also oversees the franchise, marketing and fleet sales departments. Mr. Cardwell, Jr. has been involved full time with the Operating Partnership for over 20 years and has held various positions including most recently Sr. Vice President of Marketing and Planning. James A. Cardwell, Jr. is the son of J.A. Cardwell, Sr.

Edward Escudero—Edward Escudero was named Chief Financial Officer of the Operating Partnership as of January 1, 2003 and is responsible for all the financial, accounting, treasury, and credit operations, in addition to acting as Treasurer since January 2002 and as Assistant Secretary since June 2001. Mr. Escudero has served in various financial positions for the Operating Partnership since March 1999 including most recently Vice President of Finance. Before his position with the Operating Partnership, Mr. Escudero held various financial positions at Yazaki North America from 1993 to 1999, with his last position held as Controller. He received a B.B.A. in Accounting from the University of Texas at El Paso and is a Certified Public Accountant.

Nancy C. Santana—Nancy C. Santana joined the Operating Partnership effective July 1, 1998 in the capacity of Vice President, General Counsel and Secretary, after a 16 year legal career in private practice. Prior to joining us, Ms. Santana was the Chairman of the Real Estate, Banking and Lending

section at Kemp, Smith, Duncan & Hammond, P.C., in El Paso, Texas. Ms. Santana is responsible for coordination of all our legal matters, real estate acquisitions, human resources, and risk management.

David Latimer—David Latimer joined the Operating Partnership in 1983, and has been serving as Vice President of Petro:Lube® since April 1995. Mr. Latimer also serves as our representative to the National Tire Dealers and Retreaders Association and The Maintenance Council.

Joseph R. Berkel—Joseph R. Berkel has been a director of the Company since December 2000. Mr. Berkel currently serves as the Manager of Commercial Vehicle Lubricants of ExxonMobil’s North American Lubricants and Petroleum Specialties division. Over his 23 years with Exxon Mobil Corporation, Mr. Berkel has served in various marketing, plant operating, and financial positions. He received a B.B.A. degree from the University of Massachusetts and a M.B.A. from Babson College.

Eddie H. Brailsford—Eddie H. Brailsford has been a director of the Company since July 2001. Mr. Brailsford is employed by Volvo Trucks North America, Inc. as the Chief Financial Controller. Mr. Brailsford has been with Volvo for over 15 years and has held various financial positions. Prior to joining Volvo, Mr. Brailsford was employed by Union Carbide Corporation and Miller Brewing Company where he also held various financial positions. Mr. Brailsford is a Certified Public Accountant.

James F. Muschalik—James F. Muschalik has been a director of the Company since March 2002. Mr. Muschalik currently serves as the U.S. Distributor Services Manager for ExxonMobil Fuels Marketing Company. He joined Exxon Company U.S.A. in 1985 and has held a variety of assignments in sales, planning, and information technology. In 1996, he became Planning and Analysis Manager in the company’s Commercial Business organization, and subsequently assumed the role of Northeast Distributor Business Manager in 1998. Upon completion of the ExxonMobil merger in 2000, he became the Mid-Atlantic Business Unit Manager in the ExxonMobil U.S. Fuels Marketing Organization. Mr. Muschalik holds a bachelor’s degree in Civil Engineering from Texas A&M University, and master’s degree in management from Northwestern University’s J.L. Kellogg Graduate School of Management.

Bjorn Ahlstrom—Bjorn Ahlstrom has been a director of the Company since June 2001. Mr. Ahlstrom currently owns and operates his private business consulting firm. Previously, Mr. Ahlstrom was President and Chief Executive Officer of Volvo North America Corporation (“VNAC”) from 1971 until 1991. During this term, Volvo North America Corporation owned and operated Volvo’s businesses in the United States and Canada. Under Mr. Ahlstrom’s leadership, VNAC grew from a $75 million car importer in the early 1970’s to a $4 billion company with manufacturing and marketing operations for cars, trucks, marine engines, and financial services. Mr. Ahlstrom began his career with IBM in 1958, holding various marketing and executive positions with increasing responsibilities in Europe, until he left to join Volvo as head of worldwide sales and marketing in 1968. Mr. Ahlstrom has been awarded honorary Doctor of Law degrees from St. John’s University, NY, and Ramapo College, NJ.

Larry J. Zine—Larry J. Zine has been a director of the Company since January 1999. Mr. Zine served as Executive Vice President and Chief Financial Officer of the Operating Partnership from December 1996 to January 1999 and as President of the Operating Partnership from January 1999 through July 1999. Mr. Zine currently serves as Executive Vice President and Chief Financial Officer of Blockbuster, Inc. Prior to joining the Operating Partnership, Mr. Zine was the Executive Vice President and Chief Financial Officer for The Circle K Corporation, the second largest chain of convenience stores in the United States, from 1988 to 1996. He was educated at the University of North Dakota and holds a M.S. degree in Accounting and a B.B.S. in Marketing.

Item 11. Executive Compensation

Executive Compensation

The following tables present information concerning the compensation paid for services rendered to the Operating Partnership for the years ended December 31, 2002, 2001, and 2000, to the Chief Executive Officer of the Operating Partnership and the four other most highly paid executive officers employed by the Operating Partnership at the end of 2002, collectively, the “Named Executive Officers”.

Summary Compensation Table

	Annual Compensation			Other Annual	Long-Term Compensation Awards Options (% Interest)		All Other Compensation
Name and Principal Position	Year	Salary	Bonus	Compensation
J.A. Cardwell, Sr. Chief Executive Officer	2002 2001 2000	$420,000 420,000 420,000	$150,000 — —	$ — — —	$	— — —	$251,940 251,940 253,608	(1) (1) (1)

James A. Cardwell, Jr. Chief Operating Officer	2002 2001 2000	190,000 187,115 180,000	80,000 60,000 —	— — —		— — —	6,800 3,742 3,824	(2) (2) (2)

Edward Escudero Chief Financial Officer	2002 2001 2000	132,867 103,150 88,975	65,000 25,000 12,500	— — —		— — —	21,475 20,881 873	(3) (3) (3)

Nancy Santana Vice President-General Counsel	2002 2001 2000	160,000 158,845 142,631	65,000 60,000 20,000	— — —		— — —	2,354 2,100 1,950	(5) (4) (5)

David Latimer Vice President-Lube Operations	2002 2001 2000	144,260 143,048 138,885	75,000 5,000 —	— — —		— — —	2,217 1,949 2,004	(6) (6) (6)

(1)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $4,200 for each plan in 2002 and 2001 and $5,034, for each plan in 2000. Additionally, life insurance premiums paid for the benefit of J.A. Cardwell, Sr. were paid in the amount of $243,540 annually for the years ended December 31, 2002, 2001, and 2000.
(2)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $2,500 and $4,300, respectively for 2002, and $1,871 for each plan for 2001, and $2,154 and $1,670, respectively for 2000.
(3)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $1,761 and $1,511, respectively for 2002, and $2,157 and $520, respectively for 2001, and $872 to a 401(k) Plan for 2000. Additionally, a retention bonus was earned in the amount of $18,204 for each of the years ended December 31, 2002 and 2001.
(4)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $2,025 and $75, respectively for 2001.
(5)	Represents employer contributions to a 401(k) Plan of $2,354 and $1,950 for 2002 and 2000, respectively.

(6)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $1,966 and $251, respectively for 2002, and $1,430 and $519, respectively for 2001, and $1,750 and $254, respectively for 2000.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year-end Option/SAR Values

Name	Amount Acquired on Exercise(%)(1)	Value Realized($)(1)	Company Interests Underlying Unexercised Options/SARs at Fiscal Year-end(%)(2) Exercisable/Unexercisable	Value of Unexercised In-The-Money-Options/SARs at Fiscal Year-end($)(3) Exercisable/Unexercisable
J.A. Cardwell, Sr.	—	—	—	—
James A. Cardwell, Jr.	—	—	1.28/0	81,462/0
Edward Escudero	—	—	.07/.07	10,081/10,081
Nancy Santana	—	—	.36/0	50,406/0
David Latimer	—	—	.36/0	50,406/0

(1)	No options were exercised in 2002.
(2)	Options granted to the Named Executive Officers in the Company, expressed as a percent of Holdings’ equity.
(3)	No market exists for the partnership interests option. Fair value for purposes of this table has been determined based on a method similar with that described in Note 11 to notes to consolidated financial statements for the year ended December 31, 2002.

Partnership Interests Option Plan

We have established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in our continued success, which is more fully described in Note 11 to notes to consolidated financial statements included herein. We apply Accounting Principles Board Opinion No. 25 in accounting for our Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the years ended December 31, 2000, 2001, and 2002. We provide the disclosures required by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by the Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”.

Mr. Zine was granted options separate from the Option Plan to acquire an ownership interest in the Operating Partnership, which options became fully vested and exercisable to purchase partnership interests in Holdings as a result of the 1999 transaction.

Effective upon the consummation of the 1999 transaction, all options, pursuant to their terms, became sponsored by Holdings, and all then outstanding options granted under the Option Plan and Mr. Zine’s options were converted on an equivalent economic basis to options for equity interests in Holdings on the same terms and conditions, including their vesting schedules. Except where noted, all historical amounts and percentages have been restated to reflect this conversion.

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

Options generally become vested at a rate of 25.0% per year. Participants become fully vested upon:

•	The occurrence of a change in control;

•	A sale of substantially all of the assets of the Operating Partnership;

•	The liquidation of the Operating Partnership;

•	The Operating Partnership’s consummation or adoption of a plan to make an extraordinary distribution or redemption; or

•	A closing of an initial public offering of equity securities.

Options may be exercised at any time, to the extent that such options are vested.

All options expire on the earliest to occur of

(a)	The tenth anniversary of the date the option was granted;

(b)	One year after the participant ceases to be an employee of the Operating Partnership due to retirement, death or disability;

(c)	Immediately, if the participant ceases to be an employee of the Operating Partnership for cause; or

(d)	Ninety days after the occurrence of the termination of the participant’s employment with the Operating Partnership, for any reason other than (b) or (c) above.

If a participant ceases to be an employee, all nonvested options are forfeited. No options were granted in 2002.

Compensation Committee

The Operating Partnership does not maintain a formal Compensation Committee. Executive level compensation is established by the Board of Directors while other levels of compensation are established pursuant to established policies and procedures. The officers administer any bonus plan adopted by the Board of Directors. The Chief Executive Officer’s salary is determined by the Executive Committee of the Board of Directors. During the year ended December 31, 2002, the members of the Executive Committee were J.A. Cardwell, Sr., Jim F. Muschalik, and Bjorn Ahlstrom.

Employment Agreements

The Operating Partnership has entered into two employment agreements with company executives: J.A. Cardwell, Sr. and James A. Cardwell, Jr.

J.A. Cardwell, Sr.’s employment agreement commenced on February 10, 1999 and its initial term expired on February 10, 2002. J.A. Cardwell, Sr.’s employment agreement is automatically renewed each year for one additional year, unless either party gives at least three months prior written notice not to renew the agreement. No notice of termination was given prior to the employment agreement’s expiration date. Under his employment agreement, J.A. Cardwell, Sr.’s annual base salary is $420,000 and may be increased by the Operating Partnership’s Board of Directors or compensation committee, if one is elected. J.A. Cardwell, Sr. is entitled to receive an annual bonus of between 0%-120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are mutually agreed upon between J.A. Cardwell, Sr., and the Operating Partnership’s Board of Directors. Under the terms of his employment agreement, J.A. Cardwell, Sr. also receives a car, life insurance, tax preparation advice, and a country club membership, which, in the aggregate, costs the Operating Partnership approximately $80,900 for the year ended December 31, 2002.

The employment of J.A. Cardwell, Sr. may be terminated either with cause, which includes termination for felony conviction, misconduct or continued failure to use reasonable best efforts, or without cause. He may elect to terminate his employment agreement at any time with 60 days notice; and in any of these cases, he will be entitled to receive his base salary and accrued vacation pay through the date of termination. If the Operating Partnership terminates J.A. Cardwell, Sr. because of a disability, he will be entitled to his base salary and accrued vacation pay through the date of termination, offset dollar for dollar by any disability insurance benefits he receives from insurance the Operating Partnership provides. J.A. Cardwell, Sr.’s employment agreement contains customary non-solicitation provisions upon termination of the agreement.

James A. Cardwell, Jr.’s employment agreement commenced on February 10, 1999 and had an original expiration date of February 10, 2002. Effective February 1, 2002, the Operating Partnership’s Board of Directors approved an amendment to James A. Cardwell, Jr.’s employment agreement which, effectively renews such agreement annually, unless either party gives at least three months prior written notice not to renew the agreement. Additionally, the amendment amended the annual base salary of James A. Cardwell, Jr. to $189,900 which may continue to be increased by the Operating Partnership’s Board of Directors or compensation committee, if one is elected. James A. Cardwell, Jr. is entitled to receive an annual bonus of between 0%-120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are determined at the sole discretion of the Operating Partnership’s Board of Directors. Under the terms of his amended employment agreement, James A. Cardwell, Jr. also receives life and disability insurance and a country club membership, which, in the aggregate, costs the Operating Partnership approximately $9,600 per annum.

Under his amended employment agreement, the Operating Partnership may terminate James A. Cardwell, Jr.’s employment with cause, which includes termination for felony conviction, misconduct or continued failure to use reasonable best efforts, without cause, or due to his disability. James A. Cardwell, Jr. may terminate his employment either for good reason, which includes a reduction in base salary or the Operating Partnership’s failure to provide the material benefits due to him, or without good reason. Generally termination of the amended employment agreement by the Operating Partnership without cause or by James A. Cardwell, Jr. for good reason entitles him to receive his base salary and accrued vacation pay through the date of termination, a lump-sum payment equal to one times his then-current base salary, specified benefits for twelve months following the date of termination, and his annual bonus for the year his employment terminates which he would have otherwise received, pro-rated to the date of termination. Termination of the amended employment agreement by the Operating Partnership with cause or by James A. Cardwell, Jr. without good reason entitles him to receive only his base salary and accrued vacation pay through the date of termination. If the Operating Partnership terminates James A. Cardwell, Jr. because of his disability, he will be entitled to his base salary and accrued vacation pay through the date of termination, offset dollar for dollar by any disability insurance benefits he receives from insurance the Operating Partnership provides. James A. Cardwell, Jr.’s amended employment agreement contains non-solicitation provisions upon termination of the agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Holdings is the owner of approximately 99.5% of the common partnership interests of the Operating Partnership. Petro, Inc. owns 100% of the general partnership interest of the Operating Partnership. The following table sets forth certain information regarding beneficial ownership of Holdings’ common partnership interests by each general partner, each limited partner who owns more than 5.0% of Holdings’ common partnership interests, each director who beneficially owns partnership interests, each executive officer who beneficially owns partnership interests, and all directors and executive officers of Holdings as a group. Except as discussed in the footnotes to the table, each partner listed below has informed us that it has (1) sole voting and investment power with respect to its partnership interests, except to the extent that authority is shared by spouses under applicable law and (2) record and beneficial ownership with respect to such partner’s partnership interests.

Names	Type of Interest	Class of Interest	Percentage of Class
J.A. Cardwell, Sr.	General Partner	Common	1.1	%(2)
6080 Surety Drive	Limited Partner	Common	45.6	%(3)
El Paso, Texas 79905

James A. Cardwell, Jr.	Limited Partner	Common	4.9	%(4)
6080 Surety Drive
El Paso, Texas 79905

Mobil Long Haul, Inc.	Limited Partner	Common	9.7%
3225 Gallows RoadS
Fairfax, Virginia 22037

Volvo Petro Holdings, L.L.C.	Limited Partner	Common	28.7%
7900 National Service Road
Greensboro, NC 27402-6115

Petro Warrant Holdings Corporation	Limited Partner	Common	10.0	%(5)
6080 Surety Drive
El Paso, Texas 79905

All directors and officers as a group			51.6%

(1)	Does not assume conversion of the convertible preferred limited partnership interests to be owned by Mobil Long Haul or the exercise of management-held options. If conversion of Mobil Long Haul’s interests is assumed, Mobil Long Haul’s percentage of the common partnership interests would increase to 13.2% and the interests of the other partners would be J.A. Cardwell, Sr. (1.0% general partner and 44.0% limited partner), James A. Cardwell, Jr. (4.6%), Volvo Trucks (27.6%), and Warrant Holdings (9.6%). In addition to the convertible preferred limited partnership interests, preferred limited partnership interests are owned by Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million) that are entitled to cumulative preferred returns at the rate of 9.5% and 8.0%, respectively, and at December 31, 2002 had aggregate accrued unpaid preferred returns of $15.9 million. See Note 9 of notes to consolidated financial statements.
(2)	Represents partnership interests owned of record by Petro, Inc. Petro, Inc. is a wholly owned subsidiary of Nevada Trio, Inc., a Nevada corporation, which is a wholly owned subsidiary of Cardwell Partners, L.P., a Texas limited partnership of which J.A. Cardwell, Sr. and Mrs. J.A. Cardwell, Sr. are limited partners and of which Texas Mec, Inc., a Texas corporation, is the general partner. J.A. Cardwell, Sr. is the sole shareholder of Texas Mec, Inc. Accordingly, J.A. Cardwell, Sr. may be deemed to have beneficial ownership of the partnership interests owned by Petro, Inc.

(3)	Represents only partnership interests owned of record by Petro, Inc. and interests owned individually by J.A. Cardwell, Sr. Until the exchange of the warrants, which are exchangeable for all common stock of Warrant Holdings, an affiliate of J.A. Cardwell, Sr. will be the nominal holder of the only outstanding share of Warrant Holdings, which share will be redeemed for $1.00 upon the exchange of the warrants. J.A. Cardwell, Sr. disclaims any benefit interest in the limited partnership interests in Holdings held by Warrant Holdings because of the limitations on the economic and voting rights of the holder of that share prior to the exchange of the warrants and the acquisition of all the equity interest in Warrant Holdings by the holders of the warrants.
(4)	Represents partnership interests owned of record by JAJCO II, Inc. as well as interests owned individually by James A. Cardwell, Jr. James A. Cardwell, Jr. is the sole shareholder of JAJCO II, Inc. and may be deemed to have beneficial ownership of the partnership interest owned by JAJCO II, Inc.
(5)	Until the exchange of the warrants, which are exchangeable for all common stock of Warrant Holdings, an affiliate of J.A. Cardwell, Sr. will be the nominal holder of the only outstanding share of Warrant Holdings, which share will be redeemed for $1.00 upon the exchange of the warrants. J.A. Cardwell, Sr. disclaims any beneficial interest in the limited partnership interests in Holdings held by Warrant Holdings because of the limitations on the economic and voting rights of the holder of that share prior to the exchange of the warrants and the acquisition of all the equity interest in Warrant Holdings by the holders of the warrants.

As of December 31, 2002, our outstanding partnership interest options are as follows:

Equity Compensation Plan Information

Plan Category	Percentage of Partnership Interests to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Percentage of Partnership Interests Remaining Available for Future Issuance
Equity compensation plans approved by the Board of Directors	9.00	$3,041	5.21
Equity compensation plans not approved by the Board of Directors	—	—	—

Total	9.00	$3,041	5.21

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

Since 1997, all new related-party transactions or the renewal of existing related-party transactions have been subject to a competitive bid or competitive analysis process, to ensure that the contracts contain arms-length terms and competitive pricing. We believe this process ensures that our current affiliated transactions are on arms-length terms.

Motor Fuels Franchise Agreement

In July 1999, we entered into a ten-year fuel supply agreement with ExxonMobil whereby we agreed to purchase Mobil branded diesel fuel and gasoline for sale and distribution under Mobil’s trademarks at our company-operated Petro Stopping Centers. Under our fuel supply agreement with ExxonMobil, we purchased diesel fuel and gasoline from ExxonMobil and MDS for the years ended December 31, 2000, 2001, and 2002, totaling $656.2 million, $692.3 million, and $696.3 million, respectively, which includes fuel purchases received at a third-party terminal but sold by ExxonMobil under an exchange or purchase arrangement.

Master Supply Contract for Resale of Oils and Greases

In July 1999, we entered into a ten-year supply agreement with ExxonMobil whereby we agree to purchase and feature Mobil branded oils and lubricants under Mobil’s trademarks at our company-operated Petro Stopping Centers. Under our supply agreement with ExxonMobil, we purchased Mobil branded oils and lubricants from ExxonMobil for the years ended December 31, 2000, 2001, and 2002, totaling $4.1 million, $4.6 million, and $4.8 million, respectively.

Service Agreements and Fuel Sales Agreement

Under the terms of an agreement with C&R Distributing, Inc. (“C&R”), we currently purchase Chevron branded gasoline and motor oils at cost for three of our facilities from C&R. The sole shareholder of C&R is Nevada Trio, Inc., a Nevada Corporation, which is 100% owned by the Cardwell Group. The C&R fuel agreement requires us to keep Chevron unleaded gasoline, regular gasoline, and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, we entered into a product services agreement with C&R which terminates in December 2004, under which C&R provides us with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. C&R provides us with fuel hauling within various specified markets designated by us under a fuel carrier agreement entered into on March 1, 2000 which expired on March 1, 2003 and automatically renews for successive one year terms until cancellation by either party with 90 days written notice. The C&R agreements provide that C&R will charge us for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The C&R fuel agreement is exclusive but allows us to cancel the agreement with 30 days prior notice. The C&R services agreement is non-exclusive and allows us to enter into similar agreements with other parties. The C&R fuel carrier agreement is exclusive with respect to our Petro Stopping Centers as defined per the agreement. C&R sales of fuel and lubricants and truck hauling fees, aggregating $6.2 million, $7.1 million, and $7.3 million for the years ended December 31, 2000, 2001, and 2002, respectively, were charged to us. Additionally, we sell diesel fuel to C&R, at our cost, which aggregated to $87,000, $2.4 million and $9.0 for the years ended December 31, 2000, 2001, and 2002, respectively.

Marketing Relationships

On July 23, 1999, we and Volvo Trucks North America, Inc. (“Volvo”) entered into an Operating Agreement related to the warranty, maintenance, and service work we will provide to Volvo managed vehicles, the sale by us of Volvo truck parts, joint advertising and marketing initiatives, and the co-development of Petro Stopping Centers by the two of us to utilize our truck stop space for Volvo truck sales and marketing.

Alcohol Sales and Servicing Agreements

J.A. Cardwell, Sr., James A. Cardwell, Jr., and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0%, and 10.0%, respectively, of the stock of C&PPR, Inc. (“C&PPR”). James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. (“Petro Truckstops”) and Petro Beverage, Inc. We entered into agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc. relating to the retail sales of beer, wine or wine coolers at a limited number of our facilities. The agreements continue in effect until terminated by either party. Under the agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc., we agreed to operate the alcohol sales business at these locations for these entities in exchange for a percentage of the gross receipts generated from alcoholic beverage sales. The percentage of gross alcoholic beverage sales received by us is 10.0% in the case of C&PPR and 15% in the case of Petro Truckstops and Petro Beverage, Inc., of which 5% in all cases serves as our reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to us are intended to be approximately equal to the gross profit received by the above entities. Our revenues in connection with the C&PPR agreement were $69,000, $72,000, and $55,000 for the years ended December 31, 2000, 2001, and 2002, respectively. Our revenues in connection with the Petro Beverage, Inc. agreement were $4,400, $6,800, and $7,300 for the years ended December 31, 2000, 2001, and 2002, respectively. Our revenues in connection with the Petro Truckstops agreement were $31,000, $40,000, and $43,000 for the years ended December 31, 2000, 2001, and 2002, respectively.

Motor Media Arrangements

Concurrent with the formation of the Operating Partnership in April 1992, Motor Media, Inc. (“Motor Media”), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with us (the “Motor Media Agreement”), under which Motor Media leases floor and wall space at all Petro Stopping Centers operated by us and sells space for in-store advertising to third parties. The term of the Motor Media Agreement expired in 1997 and was renewed for an additional five-year term which expired in 2002. The agreement is automatically renewed until cancellation by either party with 60 days written notice. Under the Motor

Media Agreement, we and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. We received $37,000, $17,000, and $25,000 for the years ended December 31, 2000, 2001, and 2002, respectively, representing our gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide.

Amusement and Video Poker Games Agreements

Under an existing agreement (the “Amusement Agreement”) between El Paso Vending and Amusement Company (“EPAC”), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and us, EPAC furnishes video and other games to our company-operated Petro Stopping Centers and services these games. The term of the Amusement Agreement expired in May 2002 and is currently on a month to month basis. Under the Amusement Agreement, we and EPAC are entitled to 50% each of the revenues generated by the games. In October 1997, an addendum to the Amusement Agreement was made which guarantees a minimum annual revenue payment to us from EPAC of $180,000 with respect to one site. In December 1998, an additional addendum to the Amusement Agreement was made which established a new allocation of revenues with respect to additional sites operated under the Amusement Agreement. We and EPAC are entitled to 60% and 40%, respectively, of the revenues generated by the games under this new allocation of revenues. The Amusement Agreement currently covers 31 of our company-operated Petro Stopping Centers, of which, 7 sites are under the new allocation of revenue split. We received $3.2 million, $3.1 million, and $2.5 million for the years ended December 2000, 2001, and 2002, respectively, representing our shares of the revenues generated.

Since June 1993 the Petro Stopping Center located in Shreveport, Louisiana featured video poker games housed in a separate on-site facility and operated by a third-party, Petro Truckstops, Inc., an affiliate, who, under terms of a contract, pays 95.0% of revenue collected to us and retains 5.0% for operating expenses in accordance with a lease agreement. Payments to us under this arrangement aggregated $102,000 for the year ended December 31, 2000. In order to satisfy state law requirements, in February 2000 we leased the Shreveport fuel island operation to Petro Truckstops, Inc. which operates the video poker offering. Pursuant to the terms of that certain Property Lease Agreement, dated November 12, 1998, (“Property Agreement”) between us and Petro Truckstops, Inc., we receive rental income of $1.2 million per annum. Total rental income was $1.1 million for the year ended December 31, 2000 and $1.2 million for each of the years ended December 31, 2001 and 2002. We also receive a management fee of $250,000 per annum. Total management fees received were $229,000 for the year ended December 31, 2000 and $250,000 for each of the years ended December 31, 2001 and 2002. Additionally, we sell diesel fuel to the Shreveport location. For the years ended December 31, 2000, 2001, and 2002, total gallons sold approximated 15.9 million, 17.9 million, and 16.4 million, respectively.

Principal Executive Offices

The office building in which our principal executive offices are located is owned by J.A. Cardwell, Sr., the Chief Executive Officer and a Chairman of the Operating Partnership. We lease the entire building under a lease expiring on December 31, 2005. Under the lease, we pay rent totaling $336,000 per year, which we paid for each of the years ended December 31, 2000, 2001, and 2002. In addition to rent, we are required to pay all taxes, maintenance, and other operating expenses related to the leased building.

Petro:Tread

In May 1992, we leased a facility in El Paso, Texas, from a trust in which J.A. Cardwell, Sr. is a 50.0% beneficiary, to operate our retread plant, which produced retread tires for sale at Petro Stopping Centers (including franchisees) and to others. We made lease payments of $107,000 for the year ended December 31, 2000 in connection with the 1999 sale of our retread plant and the subsequent terminations of the lease agreement.

Effingham, Illinois Petro Stopping Center

The Petro Stopping Center located in Effingham, Illinois is owned by Truck Stop Property Owners, Inc. (“Truck Stop”), a corporation owned by Travis Roberts, and five former employees of the Operating Partnership. Mr. Roberts was an officer of the Operating Partnership until his retirement at the end of 2002, and owns 22.0% of the stock of Truck Stop. We lease the Effingham site under a lease expiring in May 2006, which provides for adjustable base rent payments tied to interest rates, plus taxes, and operating expenses. We have three consecutive options to renew the lease for terms of five years each at rental rates equal to the base rent, plus certain adjustments at the time of renewal. We also have the right of first refusal to purchase the Petro Stopping Center at any purchase price agreed upon between Truck Stop and a third-party. We made rental payments to Truck Stop of $1.2 million for each of the years ended December 31, 2000, 2001, and 2002.

North Baltimore, Ohio Petro Stopping Center

The Petro Stopping Center located in North Baltimore, Ohio, was purchased from the previous lessor by TSP Holdings, LLC, a company which is wholly owned by James A. Cardwell, Jr., a current officer of the Operating Partnership. Effective January 8, 2002, we leased the North Baltimore site under a lease, with an initial ten year term and two consecutive renewal options of five years each. Pursuant to the terms of the lease agreement, we have the option to purchase the Petro Stopping Center at a purchase price of $5.6 million any time during the lease. Under the lease terms, we pay rent totaling $682,080 per annum, which was paid on a pro-rata basis for the year ended December 31, 2002 in the amount of $667,000.

Agreement with Tejon

Pursuant to the terms of that certain Limited Liability Company Operating Agreement dated as of December 5, 1997 and amended as of December 19, 2002, (the “LLC Agreement”) we formed LLC, with Tejon Development Corporation (“Tejon”) to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the LLC Agreement among us, Tejon, and Tejon Ranch Company, as guarantor, we made an initial capital contribution of $2.0 million for working capital and inventory, which is our basis for the investment in this venture. Pursuant to the LLC Agreement, the LLC financed construction of the location with a non-recourse credit facility. We received a management fee of $250,000 for each of the years ended December 31, 2000 and 2001, and $253,000 for the year ended December 31, 2002. Additionally, we are responsible for the administrative accounting and tax functions of the LLC and received $21,000 for the year ended December 31, 2000 and $25,000 for each of the years ended December 31, 2001 and 2002 for these services. As a 40.0% member of the LLC, we receive 40.0% of the location’s operating earnings, which is accounted for using the equity method. This Petro Stopping Center location began operations in June 1999.

In addition to the LLC Agreement, we guaranteed a portion of the LLC’s debt under a Repayment Guaranty dated as of June 4, 1999 and last modified on November 25, 2002. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of December 31, 2002, the maximum potential amount of future payments related to the guarantee was $375,000.

Highway Service Ventures, Inc.

Highway Service Ventures, Inc., a corporation in which J.A. Cardwell, Sr. owns a 32.5% interest, operates four franchised Petro Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia pursuant to franchise agreements with us. We believe none of these franchise agreements contains terms that are any more favorable to the franchisee than the terms in any of our other franchise agreements. For the years ended December 31, 2000, 2001, and 2002, we purchased receivables from HSV in the amounts of $20.3 million, $14.2 million, and $10.2 million, respectively. Additionally, we received franchise fees from HSV for the years ended December 31, 2000, 2001, and 2002 of approximately $1.0 million, $1.2 million and $1.1 million, respectively.

Option and Right of First Refusal Agreement

Concurrent with the formation of the Operating Partnership in April 1992, James A. Cardwell, Sr., James A. Cardwell, Jr., and officers and directors of the Operating Partnership, executed an Option and Right of First Refusal Agreement which granted to the Operating Partnership and other parties the options, which expire in December 2006, to purchase certain properties owned by the Cardwell Group or their affiliates that are located near or adjacent to certain of our Petro Stopping Centers, and a right of first refusal on these properties. The price at which an option property may be purchased will be equal to the fair market value of the property when the option is exercised as determined by an appraisal.

Indemnity Agreements

Concurrent with the 1999 transaction, and in compliance with applicable Internal Revenue Code and Treasury Regulation provisions dealing with recourse debt, J.A. Cardwell, Sr., James A. Cardwell, Jr., and Petro, Inc. each entered into an indemnity agreement under which each agreed to indemnify the Operating Partnership and Holdings, and the general and limited partners thereof in the event that the indemnified parties are required to pay any current indebtedness or any other liabilities of Holdings or the Operating Partnership after a default, acceleration by the creditor and exhaustion of any collateral securing the credit facility. No payments have been made under these agreements.

Tax Reimbursements

Under the terms of the Holdings’ Partnership Agreement (and prior to the 1999 transaction, the Operating Partnership agreement), we are required to make distributions to each of our partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to allocation of taxable income to such partner by us. Tax distributions are based on separate allocations of taxable income of Holdings. Distributions for the years ended December 31, 2000, 2001, and 2002 were $1.9 million, $10,000 and $15,000, respectively. In addition to the tax distribution for the year ended December 31, 2001, the partners received a tax refund of $105,000.

Relationships between Related Parties, Affiliated Entities and the Cardwell Group and their Affiliates

Each of the related parties and/or affiliates of Holdings involved in the transactions described in this section, with the exception of ExxonMobil, MDS, Volvo, Volvo Trucks, Truck Stop, and the LLC, is owned or controlled to some degree by a member or members of the Cardwell Group. Related-party transactions, other than those specifically discussed above, generally arise in the ordinary course of business.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1. Financial statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

Page
Consolidated Balance Sheets	21
Consolidated Statements of Operations	22
Consolidated Statements of Changes in Partners’ Deficit and Comprehensive Loss	23
Consolidated Statements of Cash Flows	24
Notes to Consolidated Financial Statements	25-48
Report of Independent Public Accountants	49

2. Financial statements schedule and supplementary information required to be submitted.

Schedule II-Valuation and Qualifying Accounts	50

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

3. Certifications	66-67

4. Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on pages 68 through 71 of this Annual     Report.

(b) Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO STOPPING CENTERS HOLDINGS, L.P.
(Registrant)

By:	/s/ J.A. CARDWELL, SR.
J.A. Cardwell, Sr.
President and Director
(On behalf of the Registrant and as Registrant’s Principal Executive Officer)

Date: March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Stopping Centers Holdings, L.P. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.A. CARDWELL, SR. (J.A. Cardwell, Sr.)	President and Director (Principal Executive Officer)	March 27, 2003

/S/ EDWARD ESCUDERO (Edward Escudero)	Treasurer (Principal Financial and Chief Accounting Officer)	March 27, 2003

/S/ JAMES A. CARDWELL, JR. (James A. Cardwell, Jr.)	Director	March 27, 2003

/s/ JOSEPH R. BERKEL (Joseph R. Berkel)	Director	March 27, 2003

/S/ EDDIE H. BRAILSFORD (Eddie H. Brailsford)	Director	March 27, 2003

/S/ JAMES F. MUSCHALIK (James F. Muschalik)	Director	March 27, 2003

/S/ BJORN AHLSTROM (Bjorn Ahlstrom)	Director	March 27, 2003

/S/ LARRY J. ZINE (Larry J. Zine)	Director	March 27, 2003

Certifications

I, J.A. Cardwell, Sr., certify that:

1. I have reviewed this annual report on Form 10-K of Petro Stopping Centers Holdings, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ J.A. CARDWELL, SR.
(J.A. Cardwell, Sr.)
President and Director

Certifications

I, Edward Escudero, certify that:

1. I have reviewed this annual report on Form 10-K of Petro Stopping Centers Holdings, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ EDWARD ESCUDERO
(Edward Escudero)
Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

1.1(hh)

Purchase Agreement, dated as of July 19, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Warrant Financial Corporation, First Union Capital Markets Corp., and CIBC World Markets Corp.

3.1(hh)	Certificate of Limited Partnership of Petro Stopping Centers Holdings, L.P.

3.2(hh)	Limited Partnership Agreement of Petro Stopping Centers Holdings, L.P., dated July 15, 1999.

3.3(hh)	Certificate of Incorporation of Petro Holdings Financial Corporation.

3.4(hh)	Bylaws of Petro Holdings Financial Corporation.

4.1(hh)	Indenture, dated as of July 23, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and State Street Bank and Trust Company, as Trustee.

4.2(hh)	Form of 15% Senior Discount Note due 2008 (included in Exhibit 4.1).

4.3(hh)

Registration Rights Agreement, dated as of July 23, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, First Union Capital Markets Corp. and CIBC World Markets Corp.

4.4(hh)

Registration Rights and Partners’ Agreement, dated as of July 23, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Warrant Financial Corporation, Permitted Holders of Petro Stopping Centers Holdings, L.P., Sixty Eighty, LLC, First Union Capital Markets Corp. and CIBC World Markets Corp.

4.5(hh)

Warrant Agreement, dated as of July 23, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Warrant Financial Corporation, Sixty Eighty, LLC, First Union Capital Markets Corp., CIBC World Markets Corp. and State Street Bank and Trust Company.

4.6(hh)	Form of 15% Series B Senior Discount Note due 2008 (included in Exhibit 4.1).

10.1(bb)	Surety Drive lease agreement, dated April 30, 1992, between James A. Cardwell and Petro Stopping Centers, L.P.

10.2(cc)	Form of Petro Stopping Centers, L.P.’s Franchise Agreement.

10.3(bb)	Lease relating to the Effingham, Illinois, Stopping Center, dated May 23, 1990, between Truck Stop Property Owners, Inc. and Petro Inc.

10.4(bb)	Lease with Option to purchase, dated September 9, 1983, among Vaughn O. Seale, Francine S. Dodson, Hazel S. Darouse and Metro Hammond, Inc.

10.5(bb)	Profit Participation Agreement, dated March 1, 1993, between Pelican Gaming, Inc. and Petro Truckstops, Inc.

10.6(bb)	Amended and Restated Sublease and Services Agreement dated to be effective as of February 26, 1993, between Petro Stopping Centers, L.P. and Petro Truckstops, Inc.

10.7	(aa)

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

10.19	(gg)	Amended and Restated PMPA Motor Fuels Franchise Agreement, dated July 23, 1999, by and between Exxon Mobil Corporation and Petro Stopping Centers, L.P.

10.20	(gg)	Master Supply Contract for Resale of Oils and Greases, dated July 23, 1999, by and between Exxon Mobil Corporation and Petro Stopping Centers, L.P.

10.21	(hh)	Pledge Agreement, dated as of July 23, 1999, entered into by Petro Stopping Centers Holdings, Inc. in favor of BankBoston N.A.

10.22	(hh)	Guaranty, dated as of July 23, 1999, entered into by Petro Stopping Centers Holdings, Inc. in favor of BankBoston, N.A.

10.24	(aa)

Indenture, dated as of January 30, 1997 among Petro Stopping Centers, L.P., Petro Financial Corporation and State Street Bank and Trust Company, as trustee, relating to Petro Stopping Centers, L.P.’s $135.0 million principal amount 10 1/2% Senior Notes due 2007.

10.25	(aa)	Form of 10 1/2% Senior Note due 2007.

10.27	(hh)

Supplemental Indenture, dated July 23, 1999, by and among Petro Stopping Centers, L.P., Petro Financial Corporation and State Street Bank and Trust Company, relating to Petro Stopping Centers, L.P.’s 10 1/2% Senior Notes due 2007.

10.28	(jj)	Property Lease Agreement, dated November 12, 1998, between Petro Stopping Centers, L.P. and Petro Truckstops, Inc.

10.29	(kk)	Fuel Carrier Agreement, dated March 1, 2000, between Petro Stopping Centers, L.P. and C&R Distributing, Inc.

10.30	(kk)	Petro Parts and Service Agreements, dated May 3, 2000, between Petro Stopping Centers, L.P. and Volvo Trucks North America, Inc.

10.31	(ll)	Lease Agreement, dated October 25, 2000, between San Luis Partnership and Petro Stopping Centers, L.P.

10.32	(mm)

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

10.33	(nn)	Lease Agreement, dated January 8, 2002, between TSP Holdings, LLC and Petro Stopping Centers, L.P.

10.34	(oo)	Amended Employee Agreement, dated February 1, 2002, by and between James A. Cardwell, Jr. and Petro Stopping Centers, L.P.

10.34	(pp)	Lease Agreement, dated August 12, 2002, between Quadland Corporation and Petro Stopping Centers, L.P.

10.35	(pp)	Equipment Lease, dated August 12, 2002, between Tewel Corporation and Petro Stopping Centers, L.P.

10.36	*	Services Outsourcing Agreement, dated June 1, 2001, between Mobil Diesel Supply Corporation and Petro Stopping Centers, L.P.

10.37	*

Second Amendment to the Limited Liability Company Operating Agreement of Petro Travel Plaza, LLC, dated as of December 19, 2002, by and between Petro Stopping Centers, L.P. and Tejon Development Corporation.

10.38	*	Nonqualified Deferral Plan Administration Services Agreement, dated January 23, 2003, between Benefit Plan Services, Inc. and Petro Stopping Centers, L.P.

21.1	(hh)	Subsidiaries of the Company.

(aa)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1996.
(bb)	Incorporated by reference to Petro Stopping Centers, L.P.’s Registration Statement on Form S-1 (Registration No. 33-76154).
(cc)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1997.
(dd)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(ff)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(gg)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on August 6, 1999.
(hh)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Registration Statement on Form S-4 (Registration No. 333-87371).

(jj)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(kk)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(ll)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000.
(mm)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(nn)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001.
(oo)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(pp)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*	Filed herewith