Form 10-Q
period 2003-03-31
PETRO STOPPING CENTERS HOLDINGS LP
filed 2003-05-15
CIK 1094067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 333-87371

PETRO STOPPING CENTERS HOLDINGS, L.P.

(Exact name of the registrant as specified in its charter)

Delaware	74-2922482
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6080 Surety Dr.	79905
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (915) 779-4711

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Not applicable.

PART I. Financial Information

Item 1. Financial Statements

PETRO STOPPING CENTERS HOLDINGS, L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$8,449	$15,509
Trade accounts receivable, net	2,594	3,003
Inventories, net	27,328	26,493
Other current assets	1,332	1,462
Due from affiliates	2,046	2,564

Total current assets	41,749	49,031

Property and equipment, net	218,099	214,641
Deferred debt issuance costs, net	9,504	8,951
Other assets	12,674	12,671
Goodwill	31,881	31,881

Total assets	$313,907	$317,175

Liabilities and Partners’ Deficit and Comprehensive Loss
Current liabilities:
Current portion of long-term debt	$15,660	$18,664
Trade accounts payable	10,486	8,367
Accrued expenses and other liabilities	25,879	23,116
Due to affiliates	18,686	27,163

Total current liabilities	70,711	77,310

Asset retirement obligation (note 2)	—	454
Long-term debt, excluding current portion	252,271	252,103

Total liabilities	322,982	329,867

Commitments and contingencies

Mandatorily redeemable preferred partnership interests	40,343	41,295

Contingently redeemable warrants	4,200	4,200

Partners’ deficit and comprehensive loss:
General partner	(1,438)	(1,490)
Limited partners’	(51,222)	(55,825)
Negative capital accounts of minority partners in consolidated subsidiaries	(502)	(501)
Accumulated other comprehensive loss	(456)	(371)

Total partners’ deficit and comprehensive loss	(53,618)	(58,187)

Total liabilities and partners’ deficit and comprehensive loss	$313,907	$317,175

See accompanying notes to unaudited consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31,
	2002	2003
Net revenues:
Fuel (including motor fuel taxes)	$154,091	$213,570
Non-fuel	55,598	57,171

Total net revenues	209,689	270,741

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	145,354	203,440
Non-fuel	22,356	22,248
Operating expenses	29,429	32,015
General and administrative	3,702	3,728
Depreciation and amortization	4,563	3,933

Total costs and expenses	205,404	265,364

Operating income	4,285	5,377

Equity in income (loss) of affiliate	26	(43)
Interest income	10	13
Interest expense	(8,419)	(8,633)

Loss before cumulative effect of a change in accounting principle and minority interest	(4,098)	(3,286)

Cumulative effect of a change in accounting principle (note 2)	—	(397)

Loss before minority interest	(4,098)	(3,683)

Minority interest in income (loss) of consolidated subsidiaries	(4)	1

Net loss	(4,094)	(3,684)

Accrual of preferred return in mandatorily redeemable preferred partnership interests	(884)	(952)

Net loss applicable to common partners	$(4,978)	$(4,636)

See accompanying notes to unaudited consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT AND

COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2003

(in thousands)

	General Partner Deficit	Limited Partners’ Deficit	Negative Capital Accounts of Minority Partners in Consolidated Subsidiaries	Accumulated Other Comprehensive Loss	Total Partners’ Deficit
Balances, December 31, 2002	$(1,438)	$(51,222)	$(502)	$(456)	$(53,618)
Net loss	(41)	(3,644)	1	—	(3,684)
Unrealized loss on cash flow hedging derivative:
Unrealized holding loss arising during the period				(30)	(30)
Less: reclassification adjustment for loss realized in net loss				115	115

Net change in unrealized loss				85	85

Comprehensive loss					(3,599)

Accrual of preferred return on mandatorily redeemable preferred partnership interests	(11)	(941)	—	—	(952)
Partners’ minimum tax distributions	—	(18)	—	—	(18)

Balances, March 31, 2003	$(1,490)	$(55,825)	$(501)	$(371)	$(58,187)

See accompanying notes to unaudited consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2002	2003
Cash flows from operating activities:
Net loss	$(4,094)	$(3,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest in income (loss) of consolidated subsidiaries	(4)	1
Depreciation and amortization	4,563	3,933
Cumulative effect of a change in accounting principle	—	397
Deferred debt issuance cost amortization and accretion of original issue discount	3,492	4,116
Bad debt expense	55	47
Equity in (income) loss of affiliate	(26)	43
Other operating activities	—	11
Increase (decrease) from changes in:
Trade accounts receivable	(2,430)	(456)
Inventories	(811)	835
Other current assets	122	(130)
Due from affiliates	(518)	(518)
Due to affiliates	14,058	8,477
Trade accounts payable	(8,401)	(2,119)
Accrued expenses and other liabilities	(1,386)	(2,723)

Net cash provided by operating activities	4,620	8,230

Cash flows from investing activities:
Purchases of property and equipment	(401)	(420)
Increase in other assets, net	(42)	(5)

Net cash used in investing activities	(443)	(425)

Cash flows from financing activities:
Repayments of bank debt	(6,500)	(13,500)
Proceeds from bank debt	10,500	16,500
Repayments of long-term debt	(250)	(3,727)
Partners’ minimum tax distributions	(9)	(18)

Net cash provided by (used in) financing activities	3,741	(745)

Net increase in cash and cash equivalents	7,918	7,060
Cash and cash equivalents, beginning of period	9,944	8,449

Cash and cash equivalents, end of period	$17,862	$15,509

Supplemental cash flow information—
Interest paid during the period	$8,069	$8,033
Non-cash activities—
Preferred return on mandatorily redeemable preferred partnership interests	884	952
Net change in unrealized loss on cash flow hedging derivative	(43)	(85)

See accompanying notes to unaudited consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Petro Stopping Centers Holdings, L.P. and its subsidiaries (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2002 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2002 and March 31, 2003, the results of operations and cash flows for the three months ended March 31, 2002 and March 31, 2003, and changes in partners’ deficit and comprehensive loss for the three months ended March 31, 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full calendar year.

The Company’s fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $60.8 million and $61.1 million for the three months ended March 31, 2002 and March 31, 2003, respectively.

(2) Significant Accounting Policies

Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. SFAS No. 143 changes the Company’s accounting for underground storage tank removal costs and sewage plant waste removal costs. An asset retirement obligation for $454,000 has been recorded as a liability. The implementation of this standard resulted in a one time cumulative effect of a change in accounting principle of $397,000.

Pro forma effects on net loss before cumulative effect of a change in accounting principle and minority interest assuming the application of SFAS No. 143 on a retroactive basis is as follows:

	Three Months Ended March 31, 2002
	Actual	Proforma
	(in thousands)
Loss before cumulative effect of a change in accounting principle and minority interest	$(4,098)	$(4,111)
Net loss	$(4,094)	$(4,107)

As of December 31, 2001 and 2002, the pro forma asset retirement liability would have been $385,000 and $443,000, respectively.

A reconciliation of the Company’s asset retirement obligation for the quarter ended March 31, 2003 is as follows:

January 1, 2003	$443
Liabilities incurred	—
Liabilities settled	—
Revisions of estimate	—
Accretion expense	11

March 31, 2003	$454

Partnership Interests Option Plan

The Company has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in the Company’s continued success, which is more fully described in Note 11 in Notes to Consolidated Financial Statements included in the Company’s 2002 Form 10-K. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the three months ended March 31, 2002 and 2003.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Had compensation expense been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by the Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company’s net loss for the three months ended March 31, 2002, and 2003 (no options were granted during the three months ended March 31, 2002 or 2003) would have been recorded in the following pro forma amounts:

	Three Months Ended March 31,
	2002	2003
	(in thousands)
Net loss - as reported	$(4,094)	$(3,684)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(14)	(6)

Net loss - pro forma	$(4,108)	$(3,690)

For pro forma disclosure purposes, the Company recognizes compensation cost on a straight-line basis over the related service period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(3) Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

The Company through its subsidiary, Petro Stopping Centers, L.P. (the “Operating Partnership”) operates 37 multi-service truck stops in the United States. The Operating Partnership’s facilities, which are known as “Petro Stopping Centers®,” offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. The Company has aggregated the Operating Partnership’s company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended March 31, 2002 and March 31, 2003, the revenues generated from the Operating Partnership’s company-operated truck stops were $208.7 million and $269.6 million, respectively.

As of March 31, 2003, the Company, through the Operating Partnership, is a franchisor to 23 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of the Operating Partnership’s tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. During the three months ended March 31, 2002 and March 31, 2003, the revenues generated from the Operating Partnership’s franchise operations were $1.0 million and $1.1 million, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated statements of operations. The Company does not allocate any expenses in measuring this segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

(4) Related-Party Transaction

Under an existing agreement (the “Amusement Agreement”) between El Paso Vending and Amusement Company (“EPAC”), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and the Company, EPAC furnishes video and other games to the company-operated Petro Stopping Centers and services these games. The term of the Amusement Agreement expired in May 2002 and operated on a month to month basis, prior to the renewal and extension of the Amusement Agreement which was made as of April 1, 2003, for a three year term, ending March 31, 2006. The amended Amusement Agreement shall automatically renew for successive one year terms unless either party provides a written notice of termination at least ninety days prior to the termination of the extended initial term or any renewal term. The Amended Amusement Agreement currently covers 31 of the company-operated Petro Stopping Centers, of which, the Company and EPAC are entitled to 50% each of the revenues generated by the games for 24 sites and with the remaining 7 sites, the Company and EPAC are entitled to 60% and 40%, respectively, of the revenues generated by the games.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(5) Guarantees

The Company guaranteed a portion of the debt of its Joint Venture, Petro Travel Plaza LLC, under a Repayment Guaranty dated as of June 4, 1999 and last modified on November 25, 2002. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of March 31, 2003, the maximum potential amount of future payments related to the guarantee was $365,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2002 Form 10-K.

Certain sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events that involve risks and uncertainties. All statements, other than statements of historical facts included in this Form 10-Q, may be considered forward-looking statements. We caution that these statements are further qualified by important factors, some of which we have little or no control over, that could cause actual results to differ materially from those in the forward-looking statements. Such factors include without limitation, general economic change, legislative regulation, and market change.

The forward-looking statements are included in, without limitation, “—Critical Accounting Policies,” “—Transactions with Related-Parties,” “—Network Development,” “—Liquidity and Capital Resources,” and “—Results of Operations”. In addition, in the preparation of the financial statements, we make various estimates and assumptions that are by their nature forward-looking statements.

Reporting Format

We have two reportable operating segments, company-operated truck stops and franchise operations.

We, through our subsidiary Petro Stopping Centers, L.P. (the “Operating Partnership”), operate 37 multi-service truck stops in the United States. The Operating Partnership’s facilities, which are known as “Petro Stopping Centers®,” offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. We have aggregated our Operating Partnership’s company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended March 31, 2002 and March 31, 2003, the revenues generated from our Operating Partnership’s company-operated truck stops were $208.7 million and $269.6 million, respectively.

As of March 31, 2003, we are, through our Operating Partnership, a franchisor to 23 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our Operating Partnership’s tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. During the three months ended March 31, 2002 and March 31, 2003, the revenues generated from our Operating Partnership’s franchise operations were $1.0 million and $1.1 million, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from these franchise agreements.

The following table sets forth our total consolidated revenues by major source:

SUMMARY OF SOURCES OF REVENUES

	Three Months Ended March 31,
	2002		2003
	(dollars in thousands)
Fuel	$154,091	73.5%	$213,570	78.9%
Non-Fuel (excluding restaurant)	39,868	19.0%	41,294	15.2%
Restaurant	15,730	7.5%	15,877	5.9%

Total Net Revenues	$209,689	100.0%	$270,741	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $60.8 million and $61.1 million for the three months ended March 31, 2002 and March 31, 2003, respectively.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. SFAS No. 143 changes our accounting for underground storage tank removal costs and sewage plant waste removal costs. An asset retirement obligation for $454,000 has been recorded as a liability. The implementation of this standard resulted in a one time cumulative effect of a change in accounting principle of $397,000.

Pro forma effects on net loss before cumulative effect of a change in accounting principle and minority interest assuming the application of SFAS No. 143 on a retroactive basis as of January 1, 2002 is as follows:

	Three Months Ended March 31, 2002
	Actual	Proforma
	(in thousands)
Loss before cumulative effect of a change in accounting principle and minority interest	$(4,098)	$(4,111)
Net loss	$(4,094)	$(4,107)

No provision for income taxes is reflected in the accompanying unaudited financial statements because we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our unaudited consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions. See Note 2 in Notes to Consolidated Financial Statements included in our 2002 Form 10-K for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill Impairment Analysis

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that goodwill be tested for impairment at least annually. Since we do not have publicly traded equity securities, we must use methods other than market value to determine the fair value of our partnership interests. In the event of very recent transactions involving our partnership interests, the value of our Operating Partnership’s company-operated and franchise operation reporting units are based on such transactions. In the absence of very recent transactions, we will determine the value of our Operating Partnership’s company-operated and franchise operation reporting units in a manner similar to that provided in our equity incentive plan described in Note 11 in Notes to Consolidated Financial Statements included in our 2002 Form 10-K. This valuation methodology is primarily based on a multiple of our projected EBITDA, less indebtedness and the mandatorily redeemable preferred partnership interests.

Valuation of Contingently Redeemable Warrants

At each balance sheet date, we determine whether a change in the value of the contingently redeemable warrants has occurred. Since we do not have publicly traded equity securities, we will determine the value of the contingently redeemable warrants utilizing a method similar to the one provided in our equity incentive plan to determine an approximation of the fair value of our partnership interests, as described in Note 11 in Notes to Consolidated Financial Statements included in our 2002 Form 10-K. This valuation methodology is primarily based on a multiple of our projected EBITDA, less indebtedness and the mandatorily redeemable preferred partnership interests. Any changes in the fair value are allocated on a pro rata basis to the general and limited partners. Using this methodology, we valued the contingently redeemable warrants at $4.2 million as of December 31, 2002 and March 31, 2003.

Transactions with Related-Parties

Our related-party transactions are described in our 2002 Form 10-K under Item 13, “Certain Relationships and Related Transactions”. We believe that our transactions with related-parties are on terms comparable to those that could be obtained in arms-length transactions.

Our most significant related-party transactions are the two ten-year supply agreements with ExxonMobil entered into in July 1999. Under the terms of one of these agreements, ExxonMobil will supply the company operated Petro Stopping Centers’ diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline is available for sale, and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments, at the prices set forth in the agreement.

Under an existing agreement (the “Amusement Agreement”) between El Paso Vending and Amusement Company (“EPAC”), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and us, EPAC furnishes video and other games to our company-operated Petro Stopping Centers and services these games. The term of the Amusement Agreement expired in May 2002 and operated on a month to month basis, prior to the renewal and extension of the Amusement Agreement which was made as of April 1, 2003, for a three year term, ending March 31, 2006. The amended Amusement Agreement shall automatically renew for successive one year terms unless either party provides a written notice of termination at least ninety days prior to the termination of the extended initial term or any renewal term. The Amended Amusement Agreement currently covers 31 of our company-operated Petro Stopping Centers, of which, we and EPAC are entitled to 50% each of the revenues generated by the games for 24 sites and with the remaining 7 sites, we and EPAC are entitled to 60% and 40%, respectively, of the revenues generated by the games.

Network Development

The following table sets forth the development of our Operating Partnership’s Petro Stopping Centers network since 1999:

	As of March 31,
	1999	2000	2001	2002	2003

Company-operated	28	30	35	35	37
Franchise operation	21	23	22	20	23

Total Petro Stopping Centers	49	53	57	55	60

The following table sets forth information on currently existing Petro Stopping Centers opened from March 31, 1999 through March 31, 2003, all but three of which are full-sized facilities.

Location	Date Opened

Company-operated:

Wheeler Ridge, California	June 1999
Jackson, Mississippi	November 1999
Mebane, North Carolina	April 2000
Glendale, Kentucky	June 2000
Carlisle, Pennsylvania	September 2000
Los Banos, California	November 2000
North Las Vegas, Nevada	January 2001
Fremont, Indiana	August 2002
Sparks, Nevada	December 2002

Franchise operation:

Racine, Wisconsin	December 1999
Oak Grove, Missouri	April 2001
Glade Spring, Virginia	October 2001
Greensburg, Indiana	June 2002
Morton’s Gap, Kentucky	October 2002
Gaston, Indiana	October 2002

One of our franchisees has entered into an agreement to sell 3 franchise locations to an unrelated entity. Under the terms of the purchase and sale agreement, closing is to occur in May 2003, and in such event, we believe these locations will remain as franchise locations and there will be no material affect on our current franchise business.

Liquidity and Capital Resources

At March 31, 2003, our principal sources of liquidity were:

•	$7.7 million in available borrowing capacity under the revolving credit portion of our senior credit facility; and

•	Cash flows from operations of $8.2 million for the three months ended March 31, 2003. The increase in cash flows from operations compared to $4.6 million from the prior year quarter, was primarily due to fluctuations in the timing of payments for fuel to Mobil Diesel Supply Corporation, a wholly owned subsidiary of ExxonMobil, and higher operating income, offset by variations in the timing of payments for trade accounts payable and other current liabilities and the timing of receipts related to trade receivables.

At March 31, 2003, our senior credit facility consisted of a $25.0 million revolving credit facility, and two term loans, A and B, with original principal amounts of $29.3 million and $40.0 million, and maturity dates of June 30, 2004 and July 23, 2006, respectively. At March 31, 2003, we had $16.8 million and $36.0 million outstanding under the term loans A and B, respectively. Any funds drawn on our senior credit facility are secured by substantially all of our assets and the guarantees of Petro, Inc. and each of our subsidiaries.

Under the term loan A, we made our first of eight scheduled quarterly principal payments of $3.7 million in September 2002. In December 2002, an optional payment was made on the term loan A, which reduced the future principal payments to $3.5 million. In addition to the scheduled quarterly principal payments, we made an annual required excess cash flow related principal payment on the term loan A based on excess cash flow as defined in our senior credit facility of approximately $241,000 on April 15, 2003. This required excess cash flow related principal payment reduces scheduled principal payments at the end of the term.

Under the term loan B we have been making scheduled quarterly principal payments since September 30, 2000. The first sixteen scheduled quarterly principal payments under the term loan B are $250,000 each, the next four quarterly principal payments are $3.0 million each and the last three quarterly installments are $6.0 million each, with the remaining unpaid balance being due at maturity in July 2006. We made an annual required excess cash flow principal payment on the term loan B of approximately $516,000 on April 15, 2003. This required excess cash flow related principal payment reduces scheduled principal payments at the end of the term.

Under the revolving credit portion of our senior credit facility, $25.0 million is available on a revolving basis until maturity at July 23, 2004. Interest on drawn funds is paid quarterly at 1.75% above the bank’s base rate or 3.25% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.5% of undrawn funds are paid quarterly. At March 31, 2003, we had $3.0 million in borrowings outstanding under this portion of our senior credit facility and had $8.5 million in standby letters of credit outstanding, which reduce our borrowing capacity under this portion of our senior credit facility on a dollar for dollar basis. Approximately $7.2 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverage’s. As these letters of credit have twelve month terms and will need to be reissued in October 2003 in connection with the renewal of our insurance coverage, we will need to make alternative letters of credit or other arrangements at that time in light of the July 2004 maturity of this portion of our senior credit facility. We are in compliance with all financial covenants under our senior credit facility.

The following is a summary of our contractual cash obligations as of March 31, 2003:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt (including unamortized discounts)	$304,092	$18,664	$172,058	$113,370	$—
Operating leases	42,401	4,548	12,011	2,997	22,845
Mandatorily redeemable preferred partnership interests	70,818	—	—	—	70,818
Contingently redeemable warrants	4,200	—	4,200	—	—

Total	$421,511	$23,212	$188,269	$116,367	$93,663

In addition to the above, we have an annual volume commitment associated with the ExxonMobil Supply Agreements. See Note 8 in Notes to Consolidated Financial Statements included in our 2002 Form 10-K for additional discussion.

We guaranteed a portion of the debt of our Joint Venture, Petro Travel Plaza LLC, under a Repayment Guaranty dated as of June 4, 1999 and last modified on November 25, 2002. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of March 31, 2003, the maximum potential amount of future payments related to the guarantee was $365,000.

We had negative working capital of $29.0 million and $28.3 million at December 31, 2002 and March 31, 2003, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to six days, but payment for such fuel purchases can generally be made over a longer period of time. Approximately 87.5% of our sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Accrual of dividends on mandatorily preferred partnership interests amounted to $952,000 for the three months ended March 31, 2003. The dividends are only payable in cash if permitted by our then existing debt instruments. Our various credit agreements currently restrict payment of dividends on mandatorily redeemable preferred partnership interests.

Capital expenditures on our truck stop network totaled $420,000 for the three months ended March 31, 2003. We currently expect to invest approximately $7.5 million during the remainder of 2003 on capital expenditures related to regular capital maintenance and improvement projects. These capital outlays will be funded through borrowings under our senior credit facility and internally generated cash.

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per occurrence basis. During the three months ended March 31, 2003, we paid approximately $1.7 million on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the three months ended March 31, 2003, aggregated provisions amounted to approximately $2.4 million. At March 31, 2003, the aggregated accrual amounted to approximately $7.5 million, which we believe is adequate to cover both reported and incurred but not reported claims.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Overview. We have shown growth in net income compared to the prior year quarter due to the addition of our new sites, our continuing focus on improving efficiencies in our operations, and lower depreciation expense. Our net revenues increased mainly due to higher fuel revenues as a result of an increase in our average retail-selling price of fuel and the addition of our new sites. Our net revenues of $270.7 million increased 29.1% from $209.7 million in the prior year quarter. On a comparable unit basis, net revenues increased by 23.2% to $258.4 million from $209.7 million in the prior year quarter, due to the increase in our average retail-selling price of fuel, partially offset by a decrease in the volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit in the current year if it was open twelve months in the prior year. During the quarter we operated with 34 company-operated comparable units out of a total of 36 company-operated units at March 31, 2003, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income (loss) of affiliate. Operating expenses increased 8.8% to $32.0 million from $29.4 million in the prior year quarter due primarily to the addition of our new sites. General and administrative expenses remained relatively flat to the prior year quarter.

Fuel. Revenues increased 38.6% to $213.6 million compared to $154.1 million in the prior year quarter. Fuel revenues increased due to a 38.0% increase in our average retail-selling price compared to the prior year quarter, as well as the addition of our new sites. Gross profit increased by 16.0% to $10.1 million compared to $8.7 million in the prior year quarter. On a comparable unit basis, fuel revenues increased 31.9% due to a 37.6% increase in our average retail-selling price, partially offset by a decrease of 4.2% in fuel volumes compared to the prior year quarter. On a comparable unit basis, gross profit increased by 9.0% or $788,000 compared to the prior year quarter.

Non-Fuel (excluding restaurant). Revenues increased 3.6% to $41.3 million from $39.9 million in the prior year quarter. The increase in non-fuel revenues is primarily due to the addition of our new sites. Gross profit increased 6.6% to $23.5 million from $22.0 million in the prior year quarter. On a comparable unit basis, non-fuel revenues increased 0.9% or $371,000 compared to the prior year quarter and gross profit increased 3.8% or $835,000 compared to the prior year quarter.

Restaurant. Revenues increased 0.9% to $15.9 million compared to $15.7 million in the prior year quarter, due to the addition of our new sites. Gross profit in the restaurants improved by 2.0% or $225,000. On a comparable unit basis, restaurant revenues decreased by 4.6% and gross profits decreased by 3.4% from the prior year quarter due to decreased customer traffic, while average ticket price remained substantially the same as the prior year quarter.

Costs and Expenses. Total costs and expenses increased 29.2% to $265.4 million compared to $205.4 million in the prior year quarter. Cost of sales increased $58.0 million or 34.6% from the prior year quarter primarily due to a 39.3% increase in costs per fuel gallon, in addition to our new sites. Operating expenses increased 8.8% or $2.6 million to $32.0 million compared to the prior year quarter primarily due to the addition of our new sites. On a comparable unit basis, total costs and expenses increased 23.1% or $47.4 million compared to the prior year quarter. On a comparable unit basis, cost of sales increased $47.5 million or 28.3% from the prior year quarter due to a 39.1% increase in costs per fuel gallon. On a comparable unit basis, operating expenses increased 2.5% or $741,000 to $30.2 million compared to the prior year quarter primarily due to increased employee-related costs and higher credit card fees associated with increased fuel cost. General and administrative expenses remained relatively flat to the prior year quarter.

Equity in Income (Loss) of Affiliate. We recognized a loss of $43,000 related to our investment in the Wheeler Ridge facility in Southern California compared to $26,000 of income in the prior year quarter.

Interest Expense, net. Interest expense, net, increased 2.5% or $214,000 to $8.6 million compared to the prior year quarter, due primarily to the increased accretion on the 15% Notes, partially offset by the decrease in both our borrowings and interest rates in the current year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2002 Form 10-K.

At March 31, 2003, we were party to an interest rate swap agreement which is a cash flow hedge and qualifies for the shortcut method under the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under this agreement, we pay a fixed rate of 3.86% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. For the three-month interval ending March 31, 2003, the notional amount was $18.8 million. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. For the three months ended March 31, 2003, the effect of the swap was to increase the rate we were required to pay by 2.5%, which resulted in additional interest expense of approximately $115,000. As of March 31, 2003, the interest rate swap had a negative fair value of approximately $371,000 which has been recorded in other liabilities and accumulated other comprehensive loss. As the swap matures on December 31, 2003, we expect the $371,000 negative fair value will be reclassified into net earnings (loss) during the remainder of the year ended December 31, 2003.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, we completed an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

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

Nancy Santana, the Operating Partnership’s Vice President, General Counsel and Secretary, resigned her position from the Operating Partnership effective May 12, 2003 to assume a similar position in St. Louis, Missouri. Mrs. Santana had been the Operating Partnership’s legal officer since July 1, 1998.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on page 20 of this Quarterly Report.

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO STOPPING CENTERS HOLDINGS, L.P. (Registrant)

Date: May 14, 2003	By:	/s/ J.A. Cardwell, Sr.
J.A. Cardwell, Sr. President and Director (On behalf of the Registrant and as Registrant’s Principal Executive Officer)

Certifications

I, J.A. Cardwell, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Petro Stopping Centers Holdings, L.P.;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ J.A. Cardwell, Sr.

    (J.A. Cardwell, Sr.)

    President and Director

Certifications

I, Edward Escudero, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Petro Stopping Centers Holdings, L.P.;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Edward Escudero

    (Edward Escudero)

    Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1(aa)	Certificate of Limited Partnership of Petro Stopping Centers Holdings, L.P.

3.2(aa)	Limited Partnership Agreement of Petro Stopping Centers Holdings, L.P., dated July 23, 1999.

10.39*	Renewal and Extension of Petro/El Paso Amusement Services Agreement, dated April 1, 2003, by and between Petro Stopping Centers, L.P. and El Paso Vending and Amusement Company.

(aa)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Registration Statement on Form S-4 (Registration No. 333-87371), filed on September 17, 1999.

*	Filed herewith