Form 10-Q
period 2003-06-30
PETRO STOPPING CENTERS HOLDINGS LP
filed 2003-08-14
CIK 1094067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

PETRO STOPPING CENTERS HOLDINGS, L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$8,449	$21,565
Trade accounts receivable, net	2,594	2,823
Inventories, net	27,328	25,298
Other current assets	1,332	1,856
Due from affiliates	2,046	3,120

Total current assets	41,749	54,662
Property and equipment, net	218,099	212,015
Deferred debt issuance costs, net	9,504	8,389
Other assets	12,674	12,667
Goodwill	31,881	31,881

Total assets	$313,907	$319,614

Liabilities and Partners’ Deficit and Comprehensive Loss
Current liabilities:
Current portion of long-term debt	$15,660	$18,324
Trade accounts payable	10,486	10,266
Accrued expenses and other liabilities	25,879	26,670
Due to affiliates	18,686	27,009

Total current liabilities	70,711	82,269
Asset retirement obligation (note 2)	—	466
Long-term debt, excluding current portion	252,271	250,627

Total liabilities	322,982	333,362

Commitments and contingencies

Mandatorily redeemable preferred partnership interests	40,343	42,262
Contingently redeemable warrants	4,200	4,200
Partners’ deficit and comprehensive loss:
General partner	(1,438)	(1,514)
Limited partners’	(51,222)	(57,949)
Negative capital accounts of minority partners in consolidated subsidiaries	(502)	(487)
Accumulated other comprehensive loss	(456)	(260)

Total partners’ deficit and comprehensive loss	(53,618)	(60,210)

Total liabilities and partners’ deficit and comprehensive loss	$313,907	$319,614

See accompanying notes to unaudited consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net revenues:
Fuel (including motor fuel taxes)	$168,875	$189,533	$322,966	$403,103
Non-fuel	61,508	62,498	117,106	119,669

Total net revenues	230,383	252,031	440,072	522,772

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	158,786	179,572	304,140	383,012
Non-fuel	25,050	25,130	47,406	47,378
Operating expenses	30,472	32,216	59,901	64,231
General and administrative	4,265	3,861	7,967	7,589
Depreciation and amortization	4,110	3,930	8,673	7,863
Loss on disposition of fixed assets	—	9	—	9

Total costs and expenses	222,683	244,718	428,087	510,082

Operating income	7,700	7,313	11,985	12,690
Equity in income of affiliate	101	201	127	158
Interest income	22	17	32	30
Interest expense	(8,451)	(8,673)	(16,870)	(17,306)

Loss before cumulative effect of a change in accounting principle and minority interest	(628)	(1,142)	(4,726)	(4,428)
Cumulative effect of a change in accounting principle (note 2)	—	—	—	(397)

Loss before minority interest	(628)	(1,142)	(4,726)	(4,825)
Minority interest in income of consolidated subsidiaries	13	14	9	15

Net loss	(641)	(1,156)	(4,735)	(4,840)
Accrual of preferred return on mandatorily redeemable preferred partnership interests	(902)	(967)	(1,786)	(1,919)

Net loss applicable to common partners	$(1,543)	$(2,123)	$(6,521)	$(6,759)

See accompanying notes to unaudited consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT AND

COMPREHENSIVE LOSS

For the Six Months Ended June 30, 2003

(in thousands)

	General Partner Deficit	Limited Partners’ Deficit	Negative Capital Accounts of Minority Partners in Consolidated Subsidiaries	Accumulated Other Comprehensive Loss	Total Partners’ Deficit
Balances, December 31, 2002	$(1,438)	$(51,222)	$(502)	$(456)	$(53,618)
Net income (loss)	(55)	(4,800)	15	—	(4,840)
Unrealized loss on cash flow hedging derivative:
Unrealized holding loss arising during the period				(40)	(40)
Less: reclassification adjustment for loss realized in net loss				236	236

Net change in unrealized loss				196	196

Comprehensive loss					(4,644)

Accrual of preferred return on mandatorily redeemable preferred partnership interests	(21)	(1,898)	—	—	(1,919)
Partners' minimum tax distributions	—	(29)	—	—	(29)

Balances, June 30, 2003	$(1,514)	$(57,949)	$(487)	$(260)	$(60,210)

See accompanying notes to unaudited consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net loss	$(4,735)	$(4,840)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest in income of consolidated subsidiaries	9	15
Depreciation and amortization	8,673	7,863
Cumulative effect of a change in accounting principle	—	397
Deferred debt issuance cost amortization and accretion of original issue discount	7,082	8,345
Bad debt expense	108	88
Equity in income of affiliate	(127)	(158)
Loss on disposition of fixed assets	—	9
Other operating activities	—	23
Increase (decrease) from changes in:
Trade accounts receivable	(2,266)	(317)
Inventories	(550)	2,030
Other current assets	82	(524)
Due from affiliates	(959)	(1,074)
Due to affiliates	11,546	8,323
Trade accounts payable	(6,534)	(220)
Accrued expenses and other liabilities	1,278	915

Net cash provided by operating activities	13,607	20,875

Cash flows from investing activities:
Proceeds from disposition of fixed assets	—	18
Purchases of property and equipment	(1,917)	(1,742)
(Increase) decrease in other assets, net	(146)	204

Net cash used in investing activities	(2,063)	(1,520)

Cash flows from financing activities:
Repayments of bank debt	(15,500)	(16,500)
Proceeds from bank debt	18,500	18,500
Repayments of long-term debt	(7,115)	(8,210)
Partners' minimum tax distributions	(9)	(29)

Net cash used in financing activities	(4,124)	(6,239)

Net increase in cash and cash equivalents	7,420	13,116
Cash and cash equivalents, beginning of period	9,944	8,449

Cash and cash equivalents, end of period	$17,364	$21,565

Supplemental cash flow information—
Interest paid during the period	$9,594	$8,935
Non-cash activities—
Preferred return on mandatorily redeemable preferred partnership interests	1,786	1,919
Increase in valuation of contingently redeemable warrants	500	—
Net change in unrealized loss on cash flow hedging derivative	161	(196)

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

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2002 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2002 and June 30, 2003, the results of operations for the three and six months ended June 30, 2002 and June 30, 2003, changes in partners’ deficit and comprehensive loss for the six months ended June 30, 2003, and cash flows for the six months ended June 30, 2002 and June 30, 2003. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full calendar year.

The Company’s fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $59.8 million and $61.3 million for the three months ended June 30, 2002 and June 30, 2003, respectively, and $120.1 million and $121.9 million for the six months ended June 30, 2002 and June 30, 2003, respectively.

(2)    Significant Accounting Policies

Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. SFAS No. 143 changes the Company’s accounting for underground storage tank removal costs and sewage plant waste removal costs. An asset retirement obligation of $466,000 has been recorded as a liability. The implementation of this standard resulted in a one time cumulative effect of a change in accounting principle of $397,000.

Pro forma effects on net loss before cumulative effect of a change in accounting principle and minority interest assuming the application of SFAS No. 143 on a retroactive basis for the periods shown is as follows:

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	Actual	Proforma	Actual	Proforma
	(in thousands)		(in thousands)
Loss before cumulative effect of a change in accounting principle and minority interest	$(628)	$(641)	$(4,726)	$(4,753)
Net loss	$(641)	$(654)	$(4,735)	$(4,762)

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2001 and 2002, the pro forma asset retirement liability would have been $385,000 and $443,000, respectively.

A reconciliation of the Company’s asset retirement obligation for the six months ended June 30, 2003 is as follows:

Six Months Ended June 30, 2003
(in thousands)
January 1, 2003	$443
Liabilities incurred	—
Liabilities settled	—
Revisions of estimate	—
Accretion expense	23

June 30, 2003	$466

Partnership Interests Option Plan

The Company has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in the Company’s continued success, which is more fully described in Note 11 in Notes to Consolidated Financial Statements included in the Company’s 2002 Form 10-K. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the six months ended June 30, 2002 and 2003.

Had compensation expense been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company’s net loss for the three and six months ended June 30, 2002, and 2003 (no options were granted during the six months ended June 30, 2002 or 2003) would have been recorded in the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(in thousands)		(in thousands)
Net loss — as reported	$(641)	$(1,156)	$(4,735)	$(4,840)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(14)	(6)	(28)	(12)

Net loss — pro forma	$(655)	$(1,162)	$(4,763)	$(4,852)

For pro forma disclosure purposes, the Company recognizes compensation cost on a straight-line basis over the related service period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)    Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

The Company, through its subsidiary, Petro Stopping Centers, L.P. (the “Operating Partnership”) operates 37 multi-service truck stops in the United States. The Operating Partnership’s facilities, which are known as “Petro Stopping Centers®,” offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. The Company has aggregated the Operating Partnership’s company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended June 30, 2002 and June 30, 2003, the revenues generated from the Operating Partnership’s company-operated truck stops were $229.1 million and $250.7 million, respectively, and $437.8 million and $520.3 million for the six months ended June 30, 2002 and June 30, 2003, respectively.

As of June 30, 2003, the Company, through the Operating Partnership, is a franchisor to 23 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of the Operating Partnership’s tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. During the three months ended June 30, 2002 and June 30, 2003, the revenues generated from the Operating Partnership’s franchise operations were $1.3 million and $1.4 million, respectively, and $2.3 million and $2.5 million for the six months ended June 30, 2002 and June 30, 2003, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated statements of operations. The Company does not allocate any expenses in measuring this segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

(4)    Related-Party Transactions

The Company’s related-party transactions are described in Note 8 in Notes to Consolidated Financial Statements included in the Company’s 2002 Form 10-K. Management believes that its transactions with related-parties are on terms comparable to those that could have been obtained in arms-length transactions.

Under an existing agreement (the “Amusement Agreement”) between El Paso Vending and Amusement Company (“EPAC”), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and the Company, EPAC furnishes video and other games to the company-operated Petro Stopping Centers and services these games. The term of the Amusement Agreement expired in May 2002 and operated on a month to month basis prior to the renewal and extension of the Amusement Agreement, which was made as of April 1, 2003 for a three year term ending March 31, 2006. The Amended Amusement Agreement shall automatically renew for successive one year terms unless either party provides a written notice of termination at least ninety days prior to the termination of the extended initial term or any renewal term. The Amended Amusement Agreement currently covers 31 of the company-operated Petro Shopping Centers, of which the company and EPAC are entitled to 50% each of the revenues generated by the games for 24 sites and with the remaining 7 sites, the Company and EPAC are entitled to 60% and 40%, respectively, of the revenues generated by the games.

The office building in which the Company’s principal executive offices are located is owned by J.A. Cardwell, Sr., the President and Director of the Company. The Company rents the entire building under a lease agreement, as amended on July 10, 2003, which extended the term of the lease from December 31, 2005 to December 31, 2013. Under the lease agreement, the Company pays rent totaling $336,000 per year and is required to pay all taxes, maintenance, and other operating expenses related to the building.

Concurrent with the 1999 transaction, J.A. Cardwell, Sr., James A. Cardwell, Jr., Petro, Inc., and JAJCO II Inc. each entered into an indemnity agreement under which he or it agreed to indemnify the Operating Partnership and Holdings, and the general and limited partners thereof, for a definitive amount of debt arising out of the 1999 transaction. The indemnity agreements were entered into by the parties to address specific income tax issues arising out of the 1999 transaction under the “at-risk” limitation rules, the partnership basis rules, and the liability allocation rules found in the Internal Revenue Code and the Treasury regulations. Consequently, each party’s obligation under its respective indemnity agreement is determined by taking into account that party’s basis in its partnership interest and the applicable “at-risk” rules and liability allocation rules. The indemnity agreements do not relieve the Operating Partnership and Holdings, and the general and limited partners thereof, from making regular interest and principal payments on and otherwise satisfying all obligations of the debt obligations arising out of the 1999 transaction until (i) an event of default or default has occurred in connection with one or more of the debt obligations, which remains uncured and/or is not otherwise waived, (ii) all amounts owing on the debt obligations that are in default become immediately due and payable, and (iii) all real and personal property, if any, liable for securing the debt obligations that are in default has been exhausted or otherwise disposed of to satisfy the debt obligations.

(5)    Guarantees

The Company guaranteed a portion of the debt of its joint venture, Petro Travel Plaza LLC, under a Repayment Guaranty dated as of June 4, 1999 and last modified on November 25, 2002. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of June 30, 2003, the maximum potential amount of future payments related to the guarantee was $361,000.

Additionally, the Company guaranteed a portion of the debt of its joint venture, Petro Travel Plaza LLC, under a Continuing Guaranty dated as of May 12, 2003. Any payment by the Guarantor with respect to the debt shall not reduce Guarantor’s maximum obligation. As of June 30, 2003, the maximum potential amount of future payments related to the guarantee was $75,000. The fair value of the guarantee is insignificant.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(6)    Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer. Upon adoption of SFAS No.150, an entity will report the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value or other measurement attribute required by this statement. Adoption of SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. Management has not yet assessed the impact of adopting SFAS No. 150 on the Company’s financial position or results of operations.

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

We, through our subsidiary Petro Stopping Centers, L.P. (the “Operating Partnership”), operate 37 multi-service truck stops in the United States. The Operating Partnership’s facilities, which are known as “Petro Stopping Centers®,” generally are built on fifteen to thirty acres of land situated at a convenient location with easy interstate highway access. They can each generally accommodate 200 to 300 trucks and 100 to 175 cars or recreational vehicles in spacious, well-lit, and fenced parking lots, which are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks and freight. Within the Petro Stopping Center network, we offer standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. These generally include separate gas and diesel fueling islands, our home-style Iron Skillet® restaurants, truck preventive maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers’ needs during long periods away from home. In addition, we provide amenities such as telephone, fax, photocopying, internet access, other communication services, and postal services. Most Petro Stopping Centers also offer certified truck weighing scales, truck washes, laundry facilities, private showers, game, television and/or movie rooms, and barbershops. We have aggregated our Operating Partnership’s company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended June 30, 2002 and June 30, 2003, the revenues generated from our Operating Partnership’s company-operated truck stops were $229.1 million and $250.7 million, respectively, and $437.8 million and $520.3 million for the six months ended June 30, 2002 and June 30, 2003, respectively.

We believe there are approximately 2,400 multi-service and pumper truck stops located in the United States. Approximately 32% of the multi-service truck stops are operated by five national chains, of which we are one.

As of June 30, 2003, we are, through our Operating Partnership, a franchisor to 23 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our Operating Partnership’s tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. During the three months ended June 30, 2002 and June 30, 2003, the revenues generated from our Operating Partnership’s franchise operations were $1.3 million and $1.4 million, respectively, and $2.3 million and $2.5 million for the six months ended June 30, 2002 and June 30, 2003, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from these franchise agreements.

The following table sets forth our total consolidated revenues by major source:

SUMMARY OF SOURCES OF REVENUES

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2003		2002		2003
	(dollars in thousands)				(dollars in thousands)
Fuel	$168,875	73.3%	$189,533	75.2%	$322,966	73.4%	$403,103	77.1%
Non-Fuel (excluding restaurant)	45,214	19.6%	45,938	18.2%	85,082	19.3%	87,232	16.7%
Restaurant	16,294	7.1%	16,560	6.6%	32,024	7.3%	32,437	6.2%

Total Net Revenues	$230,383	100.0%	$252,031	100.0%	$440,072	100.0%	$522,772	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $59.8 million and $61.3 million for the three months ended June 30, 2002 and June 30, 2003, respectively, and $120.1 million and $121.9 million for the six months ended June 30, 2002 and June 30, 2003, respectively.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. SFAS No. 143 changes our accounting for underground storage tank removal costs and sewage plant waste removal costs. An asset retirement obligation of $466,000 has been recorded as a liability. The implementation of this standard resulted in a one time cumulative effect of a change in accounting principle of $397,000.

Pro forma effects on net loss before cumulative effect of a change in accounting principle and minority interest assuming the application of SFAS No. 143 on a retroactive basis for the periods shown is as follows:

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	Actual	Proforma	Actual	Proforma
	(in thousands)		(in thousands)
Loss before cumulative effect of a change in accounting principle and minority interest	$(628)	$(641)	$(4,726)	$(4,753)
Net loss	$(641)	$(654)	$(4,735)	$(4,762)

No provision for income taxes is reflected in the accompanying unaudited financial statements because we are a partnership for which taxable income and tax deductions are passed through to our partners.

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

Goodwill Impairment Analysis

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that goodwill be tested for impairment at least annually. Since we do not have publicly traded equity securities, we must use methods other than market value to determine the fair value of our partnership interests. In the event of very recent transactions involving our partnership interests, the value of our Operating Partnership’s company-operated and franchise operation reporting units are based on such transactions. In the absence of very recent transactions, we will determine the value of our Operating Partnership’s company-operated and franchise operation reporting units in a manner similar to that provided in our equity incentive plan described in Note 11 in Notes to Consolidated Financial Statements included in our 2002 Form 10-K. This valuation methodology is primarily based on a multiple of our EBITDA.

Valuation of Contingently Redeemable Warrants

At each balance sheet date, we determine whether a change in the value of the contingently redeemable warrants has occurred. Since we do not have publicly traded equity securities, we will determine the value of the contingently redeemable warrants utilizing a method similar to the one provided in our equity incentive plan to determine an approximation of the fair value of our partnership interests, as described in Note 11 in Notes to Consolidated Financial Statements included in our 2002 Form 10-K. This valuation methodology is primarily based on a multiple of our EBITDA, less indebtedness and the mandatorily redeemable preferred partnership interests plus cash and cash equivalents. Any changes in the fair value are allocated on a pro rata basis to the general and limited partners. Because we are not aware of any transactions involving the warrants that we can use to establish their market value, the current multiple used in our fair value estimate is based on the amount paid in the 1999 Recapitalization to repurchase the partnership interests of a former investor. Using this methodology, we valued the contingently redeemable warrants at $4.2 million as of December 31, 2002 and June 30, 2003. Due to uncertainties inherent in the estimation process, the amount the Company could be required to pay related to its obligation to repurchase the warrants could differ materially from the amount currently recorded.

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

Under an existing agreement (the “Amusement Agreement”) between El Paso Vending and Amusement Company (“EPAC”), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and us, EPAC furnishes video and other games to our company-operated Petro Stopping Centers and services these games. The term of the Amusement Agreement expired in May 2002 and operated on a month to month basis prior to the renewal and extension of the Amusement Agreement, which was made as of April 1, 2003 for a three year term ending March 31, 2006. The Amended Amusement Agreement shall automatically renew for successive one year terms unless either party provides a written notice of termination at least ninety days prior to the termination of the extended initial term or any renewal term. The Amended Amusement Agreement currently covers 31 of our company-operated Petro Stopping Centers, of which we and EPAC are entitled to 50% each of the revenues generated by the games for 24 sites and with the remaining 7 sites, we and EPAC are entitled to 60% and 40%, respectively, of the revenues generated by the games.

The office building in which our principal executive offices are located is owned by J.A. Cardwell, Sr., the President and Director of the Company. We rent the entire building under a lease agreement, as amended on July 10, 2003, which extended the term of the lease from December 31, 2005 to December 31, 2013. Under the lease agreement, we pay rent totaling $336,000 per year and we are required to pay all taxes, maintenance, and other operating expenses related to the building.

Concurrent with the 1999 transaction, J.A. Cardwell, Sr., James A. Cardwell, Jr., Petro, Inc., and JAJCO II Inc. each entered into an indemnity agreement under which he or it agreed to indemnify the Operating Partnership and Holdings, and the general and limited partners thereof, for a definitive amount of debt arising out of the 1999 transaction. The indemnity agreements were entered into by the parties to address specific income tax issues arising out of the 1999 transaction under the “at-risk” limitation rules, the partnership basis rules, and the liability allocation rules found in the Internal Revenue Code and the Treasury regulations. Consequently, each party’s obligation under its respective indemnity agreement is determined by taking into account that party’s basis in its partnership interest and the applicable “at-risk” rules and liability allocation rules. The indemnity agreements do not relieve the Operating Partnership and Holdings, and the general and limited partners thereof, from making regular interest and principal payments on and otherwise satisfying all obligations of the debt obligations arising out of the 1999 transaction until (i) an event of default or default has occurred in connection with one or more of the debt obligations, which remains uncured and/or is not otherwise waived, (ii) all amounts owing on the debt obligations that are in default become immediately due and payable, and (iii) all real and personal property, if any, liable for securing the debt obligations that are in default has been exhausted or otherwise disposed of to satisfy the debt obligations.

Network Development

The following table sets forth the development of our Operating Partnership’s Petro Stopping Centers network since 1999:

	As of June 30,
	1999	2000	2001	2002	2003
Company-operated	29	32	35	35	37
Franchise operation	22	23	23	21	23

Total Petro Stopping Centers	51	55	58	56	60

The following table sets forth information on existing Petro Stopping Centers opened from June 30, 1999 through June 30, 2003, all but three of which are full-sized facilities.

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

One of our franchisees has entered into an agreement to sell 3 franchise locations to an unrelated entity. Under the terms of the purchase and sale agreement, closing was to occur in the second quarter of 2003. To date, this transaction has not been consummated. We believe these locations will remain as franchise locations and there will be no material effect on our current franchise business.

Liquidity and Capital Resources

At June 30, 2003, our principal sources of liquidity were:

•	$12.4 million in available borrowing capacity under the revolving credit portion of our senior credit facility; and

•	Cash flows from operations of $20.9 million for the six months ended June 30, 2003. The increase in cash flows from operations, compared to $13.6 million for the six months ended June 30, 2002, was primarily due to fluctuations in the timing of payments for fuel to Mobil Diesel Supply Corporation, a wholly owned subsidiary of ExxonMobil, a decrease in inventories, and higher operating income, offset by variations in the timing of payments for trade accounts payable and in the timing of receipts related to trade receivables.

At June 30, 2003, our senior credit facility consisted of a $25.0 million revolving credit facility, and two term loans, A and B, with original principal amounts of $29.3 million and $40.0 million, and maturity dates of June 30, 2004 and July 23, 2006, respectively. At June 30, 2003, we had $13.1 million and $35.2 million outstanding under the term loans A and B, respectively. Any funds drawn on our senior credit facility are secured by substantially all of our assets and the guarantees of Petro, Inc. and each of our subsidiaries.

Under the term loan A, we made our first of eight scheduled quarterly principal payments of $3.7 million in September 2002. In December 2002, an optional payment was made on the term loan A, which reduced the principal payments to $3.5 million. In addition to the scheduled quarterly principal payments, we made an annual required excess cash flow related principal payment on the term loan A, of approximately $241,000 on April 15, 2003, based on excess cash flow as defined in our senior credit facility . This required excess cash flow payment reduces scheduled principal payments at the end of the term.

Under the term loan B we have been making scheduled quarterly principal payments since September 30, 2000. The first sixteen scheduled quarterly principal payments under the term loan B are $250,000 each, the next four quarterly principal payments are $3.0 million each and the last three quarterly installments are $6.0 million each, with the remaining unpaid balance being due at maturity in July 2006. We made an annual required excess cash flow principal payment on the term loan B of approximately $516,000 on April 15, 2003. This required excess cash flow payment reduces scheduled principal payments at the end of the term.

Under the revolving credit portion of our senior credit facility, $25.0 million is available on a revolving basis until maturity at July 23, 2004. Interest on drawn funds is paid quarterly at a current spread of 1.75% above the bank’s base rate or 3.25% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.5% of undrawn funds are paid quarterly. At June 30, 2003, we had $2.0 million in borrowings outstanding under this portion of our senior credit facility and had $8.5 million in standby letters of credit outstanding, which reduce our borrowing capacity under this portion of our senior credit facility on a dollar for dollar basis. Approximately $7.2 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverage. As these letters of credit have traditionally had twelve month terms and will expire in October 2003 at the time of the renewal of our insurance coverage, we anticipate the need to make alternative letters of credit or other arrangements at that time in light of the July 2004 maturity of this portion of our senior credit facility. We are in compliance with all financial covenants under our senior credit facility.

The following is a summary of our contractual cash obligations as of June 30, 2003:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt (including unamortized discounts)	$298,608	$18,324	$166,914	$113,370	$—
Operating leases	43,514	4,500	12,024	3,280	23,710
Mandatorily redeemable preferred partnership interests	70,818	—	—	—	70,818
Contingently redeemable warrants	4,200	—	4,200	—	—

Total	$417,140	$22,824	$183,138	$116,650	$94,528

In addition to the above, we have an annual volume commitment associated with the ExxonMobil Supply Agreements. See Note 8 in Notes to Consolidated Financial Statements included in our 2002 Form 10-K for additional discussion.

We guaranteed a portion of the debt of our joint venture, Petro Travel Plaza LLC, under a Repayment Guaranty dated as of June 4, 1999 and last modified on November 25, 2002. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of June 30, 2003, the maximum potential amount of future payments related to the guarantee was $361,000.

Additionally, we guaranteed a portion of the debt of our joint venture, Petro Travel Plaza LLC, under a Continuing Guaranty dated as of May 12, 2003. Any payment by us with respect to the debt shall not reduce our maximum obligation. As of June 30, 2003, the maximum potential amount of future payments related to the guarantee was $75,000. The fair value of the guarantee is insignificant.

We had negative working capital of $29.0 million and $27.6 million at December 31, 2002 and June 30, 2003, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for such fuel purchases can generally be made over a longer period of time. Approximately 88.2% of our sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Accrual of dividends on mandatorily preferred partnership interests amounted to $1.9 million for the six months ended June 30, 2003. The dividends are only payable in cash if permitted by our then existing debt instruments. Our various credit agreements currently restrict payment of dividends on mandatorily redeemable preferred partnership interests.

Capital expenditures on our truck stop network totaled $1.7 million for the six months ended June 30, 2003. We currently expect to invest approximately $2.3 million during the remainder of 2003 on capital expenditures related to regular capital maintenance and improvement projects. These capital outlays will be funded through borrowings under our senior credit facility and internally generated cash.

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per occurrence basis. During the six months ended June 30, 2003, we paid approximately $3.4 million on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the six months ended June 30, 2003, aggregated provisions amounted to approximately $4.4 million. At June 30, 2003, the aggregated accrual amounted to approximately $7.8 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Based on the foregoing, we believe that internally generated funds, together with amounts available under our senior credit facility, will be sufficient to satisfy our cash requirements for operations and debt service through 2004, assuming we will be able to make the alternative letters of credit or other arrangements discussed above in connection with our insurance coverage. As it would be beneficial to have these arrangements in place in connection with the October 2003 re-issuance of our letters of credit, we are exploring alternative arrangements to address that situation and our longer term liquidity needs. Although we expect to be able to make such arrangements, our ability to make them, satisfy our other obligations, maintain covenant compliance under our senior credit facility, and to refinance our senior credit facility prior to its maturity is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive conditions.

Results of Operations

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Overview.    Our operating income increased compared to the prior year period mainly due to our continued focus on improving efficiencies in our operations, the addition of our new sites, and lower depreciation. Our net revenues increased mainly due to higher fuel revenues as a result of an increase in our average retail-selling price of fuel and the addition of our new sites. Our net revenues of $522.8 million increased 18.8% in the first six months of 2003 from $440.1 million in the first six months of 2002. On a comparable unit basis, net revenues increased by 13.1% to $497.9 million from $440.1 million in the prior year period, due to the increase in our average retail-selling price of fuel, partially offset by a decrease in the volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit in the current year if it was open twelve months in the prior year. During the period we operated with 34 company-operated comparable units out of a total of 36 company-operated units at June 30, 2003, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income of affiliate. Operating expenses increased 7.2% to $64.2 million from $59.9 million in the prior year period due primarily to the addition of our new sites.

Fuel.    Revenues increased 24.8% to $403.1 million in the first six months of 2003 compared to $323.0 million in the first six months of 2002. Fuel revenues increased due to a 23.3% increase in our average retail-selling price compared to the prior year period, as well as the addition of our new sites. Gross profit increased by 6.7% to $20.1 million in the first six months of 2003 compared to $18.8 million in the first six months of 2002. On a comparable unit basis, fuel revenues increased 18.4% due to a 22.9% increase in our average retail-selling price, partially offset by a decrease of 3.7% in fuel volumes compared to the prior year period. On a comparable unit basis, gross profit decreased by 1.6% or $310,000 in the first six months of 2003 compared to the prior year period.

Non-Fuel (excluding restaurant).    Revenues increased 2.5% to $87.2 million in the first six months of 2003 from $85.1 million in the first six months of 2002. Gross profit increased 4.9% to $49.1 million in the first six months of 2003 from $46.8 million in the prior year period. The increases in non-fuel revenues and gross profit were primarily due to a 2.9% or $2.2 million increase in general merchandise sales at our retail stores and increased sales at our lube facilities due primarily to the addition of our new sites. On a comparable unit basis, non-fuel revenues decreased 0.2% or $159,000 compared to the prior year period and gross profit increased 2.0% or $932,000 compared to the prior year period.

Restaurant.    Revenues increased 1.3% to $32.4 million in the first six months of 2003 compared to $32.0 million in the first six months of 2002, due to the addition of our new sites. Gross profit in the restaurants improved by 1.3% or $308,000. On a comparable unit basis, restaurant revenues decreased by 4.5% and gross profits decreased by 4.4% from the prior year period due to decreased customer traffic, while the average ticket price remained substantially the same as the prior year period.

Costs and Expenses.    Total costs and expenses increased 19.2% to $510.1 million in the first six months of 2003 compared to $428.1 million in the first six months of 2002. Cost of sales increased $78.8 million or 22.4% from the prior year period primarily due to a 24.4% increase in costs per fuel gallon and the addition of our new sites. Operating expenses increased 7.2% or $4.3 million to $64.2 million compared to the prior year period primarily due to the addition of our new sites. On a comparable unit basis, total costs and expenses increased 13.4% or $57.6 million compared to the prior year period. On a comparable unit basis, cost of sales increased $58.2 million or 16.5% from the prior year period primarily due to a 24.2% increase in costs per fuel gallon. On a comparable unit basis, operating expenses increased 1.0% or $607,000 to $60.5 million compared to the prior year period primarily due to increased utility costs and higher credit card fees associated with increased fuel cost. General and administrative expenses decreased 4.7% to $7.6 million compared to $8.0 million in the prior year period primarily due to a decrease in professional services expenses.

Equity in Income of Affiliate.    We recognized income of $158,000 related to our investment in the Wheeler Ridge facility in Southern California compared to $127,000 of income in the first six months of 2002.

Interest Expense.    Interest expense increased 2.6% or $436,000 to $17.3 million compared to the first six months of 2002, due primarily to the increased accretion on the 15% Notes, partially offset by the decrease in both our borrowings and interest rates in the current year.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Overview.    Our net revenues increased mainly due to higher fuel revenues as a result of an increase in our average retail-selling price of fuel and the addition of our new sites. Our net revenues of $252.0 million increased 9.4% from $230.4 million in the prior year quarter. On a comparable unit basis, net revenues increased by 3.9% to $239.4 million from $230.4 million in the prior year quarter, due to the increase in our average retail-selling price of fuel, partially offset by a decrease in the volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit in the current year if it was open twelve months in the prior year. During the quarter we operated with 34 company-operated comparable units out of a total of 36 company-operated units at June 30, 2003, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income of affiliate. Operating expenses increased 5.7% to $32.2 million from $30.5 million in the prior year quarter due primarily to the addition of our new sites.

Fuel.    Revenues increased 12.2% to $189.5 million compared to $168.9 million in the prior year quarter. Fuel revenues increased due to a 10.1% increase in our average retail-selling price compared to the prior year quarter, as well as the addition of our new sites. Gross profit decreased by 1.3% to $10.0 million compared to $10.1 million in the prior year quarter. On a comparable unit basis, fuel revenues increased 6.1% due to a 9.5% increase in our average retail-selling price, partially offset by a decrease of 3.1% in fuel volumes compared to the prior year quarter. On a comparable unit basis, gross profit decreased by 10.9% or $1.1 million compared to the prior year quarter.

Non-Fuel (excluding restaurant).    Revenues increased 1.6% to $45.9 million from $45.2 million in the prior year quarter. Gross profit increased 3.3% to $25.6 million from $24.8 million in the prior year quarter. The increases in non-fuel revenues and gross profit were primarily due to a 2.3% or $953,000 increase in general merchandise sales at our retail stores and increased sales at our lube facilities due primarily to the addition of our new sites. On a comparable unit basis, non-fuel revenues decreased 1.2% or $530,000 compared to the prior year quarter and gross profit increased 0.4% or $96,000 compared to the prior year quarter.

Restaurant.    Revenues increased 1.6% to $16.6 million compared to $16.3 million in the prior year quarter, due to the addition of our new sites. Gross profit in the restaurants improved by 0.7% or $82,000. On a comparable unit basis, restaurant revenues decreased by 4.4% and gross profits decreased by 5.2% from the prior year quarter due to decreased customer traffic, while the average ticket price remained substantially the same as the prior year quarter.

Costs and Expenses.    Total costs and expenses increased 9.9% to $244.7 million compared to $222.7 million in the prior year quarter. Cost of sales increased $20.9 million or 11.4% from the prior year quarter primarily due to a 10.9% increase in costs per fuel gallon and the addition of our new sites. Operating expenses increased 5.7% to $32.2 million from $30.5 million in the prior year quarter due primarily to the addition of our new sites. On a comparable unit basis, total costs and expenses increased 4.5% or $9.9 million compared to the prior year quarter. On a comparable unit basis, cost of sales increased $10.6 million or 5.8% from the prior year quarter due to a 10.6% increase in costs per fuel gallon. On a comparable unit basis, operating expenses decreased 0.4% or $134,000 to $30.3 million compared to the prior year quarter. General and administrative expenses decreased 9.5% to $3.9 million compared to $4.3 million in the prior year quarter primarily due to a decrease in professional services expenses.

Equity in Income of Affiliate.    We recognized income of $201,000 related to our investment in the Wheeler Ridge facility in Southern California compared to $101,000 of income in the prior year quarter.

Interest Expense.    Interest expense increased 2.6% or $222,000 to $8.7 million compared to the prior year quarter, due primarily to the increased accretion on the 15% Notes, partially offset by the decrease in both our borrowings and interest rates in the current year.

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer. Upon adoption of SFAS No.150, an entity will report the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value or other measurement attribute required by this statement. Adoption of SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. We have not yet assessed the impact of adopting SFAS No. 150 on our financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

 We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2002 Form 10-K.

 At June 30, 2003, we were party to an interest rate swap agreement which is a cash flow hedge and qualifies for the shortcut method under the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under this agreement, we pay a fixed rate of 3.86% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. For the three-month interval ending June 30, 2003, the notional amount was $18.6 million. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. For the six months ended June 30, 2003, the effect of the swap was to increase the rate we were required to pay by 2.5%, which resulted in additional interest expense of approximately $236,000. As of June 30, 2003, the interest rate swap had a negative fair value of approximately $260,000 which has been recorded in other liabilities and accumulated other comprehensive loss. As the swap matures on December 31, 2003, we expect the $260,000 negative fair value will be reclassified into net earnings (loss) during the remainder of the year ended December 31, 2003.

Item 4.    Controls and Procedures

 As of June 30, 2003, we completed an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

 There have been no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

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

PETRO STOPPING CENTERS HOLDINGS, L.P.

                                    (Registrant)

Date: August 13, 2003	By:	/s/ J.A. Cardwell, Sr.
J.A. Cardwell, Sr. President and Director (On behalf of the Registrant and as Registrant’s Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1 (aa)	Certificate of Limited Partnership of Petro Stopping Centers Holdings, L.P.

3.2 (aa)	Limited Partnership Agreement of Petro Stopping Centers Holdings, L.P., dated July 23, 1999.

10.40*	Amendment No. 1 to Lease Agreement, dated July 10, 2003, by and between J.A. Cardwell, Trustee and Petro Stopping Centers, L.P.

31.1*	President and Director’s Certification pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Treasurer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a)

(aa)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Registration Statement on Form S-4 (Registration No. 333-87371), filed on September 17, 1999.

*	Filed herewith