Form 10-Q
period 2004-06-30
PETRO STOPPING CENTERS HOLDINGS LP
filed 2004-08-13
CIK 1094067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETRO STOPPING CENTERS HOLDINGS, L.P.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2003	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$18,023	$28,021
Trade accounts receivable, net	1,315	3,110
Inventories, net	25,410	26,900
Other current assets	1,215	1,552
Due from affiliates	3,396	3,412

Total current assets	49,359	62,995

Property and equipment, net	208,373	202,406
Deferred debt issuance costs, net	7,228	14,213
Other assets	14,306	12,290
Goodwill	31,881	31,881

Total assets	$311,147	$323,785

Liabilities and Partners’ Deficit
Current liabilities:
Current portion of long-term debt	$9,500	$10,187
Trade accounts payable	13,928	18,312
Accrued expenses and other liabilities	26,201	29,831
Due to affiliates	19,104	12,603

Total current liabilities	68,733	70,933

Other liabilities	789	799
Mandatorily redeemable preferred partnership interests	—	41,384
Long-term debt, excluding current portion	257,901	285,454

Total long-term liabilities	258,690	327,637

Total liabilities	327,423	398,570

Commitments and contingencies

Mandatorily redeemable preferred partnership interests	44,274	5,000

Contingently redeemable warrants	4,200	5,500

Partners’ deficit
General partner’s	(1,568)	(1,796)
Limited partners’	(62,724)	(83,011)
Negative capital accounts of minority partners in consolidated subsidiaries	(458)	(478)

Total partners’ deficit	(64,750)	(85,285)

Total liabilities and partners’ deficit	$311,147	$323,785

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net revenues:
Fuel (including motor fuel taxes)	$189,533	$249,473	$403,103	$473,517
Non-fuel	62,498	66,340	119,669	128,423

Total net revenues	252,031	315,813	522,772	601,940

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	179,572	236,282	383,012	451,870
Non-fuel	25,130	26,843	47,378	51,434
Operating expenses	32,216	34,888	64,231	68,399
General and administrative	3,861	4,287	7,589	7,995
Depreciation and amortization	3,930	3,946	7,863	7,882
Loss on disposition of fixed assets	9	29	9	33

Total costs and expenses	244,718	306,275	510,082	587,613

Operating income	7,313	9,538	12,690	14,327

Loss on retirement of debt	—	—	—	(15,429)
Retired debt restructuring costs	—	—	—	(794)
Equity in income of affiliate	201	182	158	158
Interest income	17	26	30	53
Interest expense	(8,673)	(8,330)	(17,306)	(17,256)

Income (loss) before cumulative effect of a change in accounting principle and minority interest	(1,142)	1,416	(4,428)	(18,941)

Cumulative effect of a change in accounting principle	—	—	(397)	—

Income (loss) before minority interest	(1,142)	1,416	(4,825)	(18,941)

Minority interest in income (loss) of consolidated subsidiaries	14	19	15	(20)

Net income (loss)	(1,156)	1,397	(4,840)	(18,921)

Accrual of preferred return on mandatorily redeemable preferred partnership interests	(967)	(150)	(1,919)	(300)

Net income (loss) applicable to common partners	$(2,123)	$1,247	$(6,759)	$(19,221)

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN PARTNERS’ DEFICIT

For the Six Months Ended June 30, 2004

(in thousands)

	General Partner’s Deficit	Limited Partners’ Deficit	Negative Capital Accounts of Minority Partners in Consolidated Subsidiaries	Total Partners’ Deficit
Balances, December 31, 2003	$(1,568)	$(62,724)	$(458)	$(64,750)
Net loss	(211)	(18,690)	(20)	(18,921)
Accrual of preferred return on mandatorily redeemable preferred partnership interests	(3)	(297)	—	(300)
Valuation adjustment of contingently redeemable warrants	(14)	(1,286)	—	(1,300)
Partners’ minimum tax distributions	—	(14)	—	(14)

Balances, June 30, 2004	$(1,796)	$(83,011)	$(478)	$(85,285)

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(4,840)	$(18,921)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest in income (loss) of consolidated subsidiaries	15	(20)
Depreciation and amortization	7,863	7,882
Write-off of original issue discount	—	19,443
Write-off of deferred financing costs associated with retired debt	—	6,844
Cumulative effect of a change in accounting principle	397	—
Deferred debt issuance cost amortization and accretion of original issue discount	8,345	4,175
Preferred return on mandatorily redeemable preferred partnership interests	—	1,810
Provision for bad debt	88	80
Equity in income of affiliate	(158)	(158)
Loss on disposition of fixed assets	9	33
Other operating activities	23	19
Increase (decrease) from changes in:
Trade accounts receivable	(317)	(1,875)
Inventories	2,030	(1,490)
Other current assets	(524)	(337)
Due from affiliates	(1,074)	(16)
Due to affiliates	8,323	(6,501)
Trade accounts payable	(141)	10,650
Accrued expenses and other liabilities	915	3,970

Net cash provided by operating activities	20,954	25,588

Cash flows from investing activities:
Proceeds from disposition of fixed assets and land held for sale	18	983
Purchases of property and equipment	(1,742)	(2,151)
(Increase) decrease in other assets, net	204	(193)

Net cash used in investing activities	(1,520)	(1,361)

Cash flows from financing activities:
Repayments of bank debt	(16,500)	(4,500)
Proceeds from bank debt	18,500	4,500
Repayments of long-term debt	(8,210)	(288,355)
Proceeds from long-term debt issuance	—	304,368
Change in book cash overdraft	(79)	(6,304)
Partners’ minimum tax distributions	(29)	(14)
Payment of debt issuance costs and discount	—	(23,924)

Net cash used in financing activities	(6,318)	(14,229)

Net increase in cash and cash equivalents	13,116	9,998
Cash and cash equivalents, beginning of period	8,449	18,023

Cash and cash equivalents, end of period	$21,565	$28,021

Supplemental cash flow information:
Interest paid during the period	$8,960	$9,182
Non-cash activities:
Preferred return on mandatorily redeemable preferred partnership interests	1,919	2,110
Valuation adjustment of contingency redeemable warrants	—	1,300
Net change in unrealized loss on cash flow hedging derivative	(196)	—

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated condensed financial statements, which include the accounts of Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) and its subsidiaries (herein referred to as the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Registration Statement on Form S-4 of Petro Stopping Centers, L.P., filed with the SEC on June 10, 2004 (the “2003 Financial Statements”). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2003 Financial Statements. In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the consolidated condensed financial position of the Company at December 31, 2003 and June 30, 2004, the consolidated condensed results of operations for the three and six months ended June 30, 2003 and 2004, changes in partners’ deficit for the six months ended June 30, 2004, and the consolidated condensed cash flows for the six months ended June 30, 2003 and 2004. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full calendar year.

The Company’s fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $61.3 million and $65.8 million for the three months ended June 30, 2003 and 2004, respectively, and $121.9 million and $130.2 million for the six months ended June 30, 2003 and 2004, respectively.

(2) 2004 Refinancing Transactions

On February 9, 2004, the Company completed its refinancing transactions (the “2004 Refinancing Transactions”) in which the Company refinanced substantially all of its existing indebtedness. The 2004 Refinancing Transactions consisted of the following components:

•	The issuance by Petro Stopping Centers, L.P. (the “Operating Partnership”) of $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase of the majority of the Operating Partnership’s 10 1/2% senior notes due 2007 (the “10 1/2% Notes”);

•	The Operating Partnership entering into the new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million;

•	The repayment and retirement of the Operating Partnership’s retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Company’s 15.0% senior discount notes due 2008 (the “15% Notes”) and the exchange of approximately 42.2% of the 15% Notes for new senior third secured discount notes;

•	The extension by the Holding Partnership of the mandatory purchase date of the warrants issued in July of 1999 by Petro Warrant Holdings Corporation from August 1, 2004 to October 1, 2009; and

•	The reduction of the Operating Partnership’s trade credit balance with Exxon Mobil Corporation (“ExxonMobil”).

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In connection with the 2004 Refinancing Transactions, the repurchase of the majority of the 10 1/2% Notes and the 15% Notes were accounted for as debt extinguishments resulting in the recognition of a loss of approximately $5.4 million and $9.3 million, respectively, which included the write-off of unamortized deferred debt issuance costs of approximately $2.8 million for each transaction. These losses are presented as a component of income (loss) before cumulative effect of a change in accounting principle and minority interest on the Company’s unaudited consolidated condensed statements of operations for the six months ended June 30, 2004. Additionally, the Company capitalized approximately $9.6 million of debt issuance costs related to the issuance of the 9% Notes through June 30, 2004. The Company capitalized approximately $3.2 million of debt issuance costs related to its exchange offer through June 30, 2004.

The Company has capitalized approximately $2.3 million of debt issuance costs through June 30, 2004 and has written off approximately $794,000 of unamortized deferred debt issuance costs associated with the refinancing of its retired senior credit facilities.

In connection with the 2004 Refinancing Transactions, the Company reduced its trade credit balance and amended its agreement with the ExxonMobil Suppliers. The amendment provides that the penalty for failing to purchase the Company’s annual volume commitments under its agreement with the ExxonMobil Suppliers will be multiplied by a fraction, the numerator of which is the average of the Company’s trade credit with the ExxonMobil Suppliers during December of each year and the denominator of which is $30.0 million.

On March 12, 2004, the Company repurchased all of its remaining 10 1/2% Notes. In connection with this repurchase, the Company recognized a loss of approximately $724,000, which includes the write-off of approximately $379,000 of unamortized deferred debt issuance costs. This loss is presented as a component of income (loss) before cumulative effect of a change in accounting principle and minority interest on the Company’s unaudited consolidated condensed statements of operations for the six months ended June 30, 2004.

After giving effect to the 2004 Refinancing Transactions and the repurchase of the Company’s remaining 10 1/2% Notes, the Company’s total consolidated debt increased $34.3 million and, due to a lower interest rate, the Company’s associated estimated annual interest expense will decrease approximately $5.0 million.

On July 19, 2004, the Company completed the exchange of substantially all of the unregistered 9% Notes for 9% Notes that were registered with the Securities and Exchange Commission, thereby satisfying the Company’s obligation to register the 9% Notes.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3) Significant Accounting Policies

Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Due to the 2004 Refinancing Transactions, management determined that an updated test for impairment was necessary. Since the Company does not have publicly traded equity securities, management must use methods other than market value to determine the fair value of its partnership interests. Management determines the value of the Company’s company-operated and franchise operation reporting units using a valuation methodology that is based on an average of three approaches: recent public transactions, recent private transactions, and the discounted cash flow method. The results of this analysis did not require the Company to recognize an impairment loss.

Land Held for Sale

The Company records long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell. At December 31, 2003 and June 30, 2004, the Company reported land held for sale at its carrying value of $5.0 million and $4.3 million, respectively. The land held for sale consists of several parcels of undeveloped land considered by management as excess and no longer necessary for the operations of the Company. In March 2004, the Company sold all of its undeveloped land in Knowlton Township, New Jersey for a sales price of $1.1 million. Since the carrying amount of land in Knowlton Township, New Jersey was equal to the selling price less cost to sell, no gain or loss was recognized in 2004. These balances are included in other assets in the accompanying consolidated condensed balance sheets.

Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and that an allocation approach be used for subsequent changes in the measurement of the liability. SFAS No. 143 changes the Company’s accounting for underground storage tank removal costs and sewage plant waste removal costs. An asset retirement obligation for $489,000 and $508,000 has been recorded as a liability at December 31, 2003 and June 30, 2004, respectively. The implementation of this standard resulted in a one-time cumulative effect of a change in accounting principle of $397,000 in 2003.

A reconciliation of the Company’s asset retirement obligation for the six months ended June 30, 2004 is as follows:

Six Months Ended June 30, 2004
(in thousands)
January 1, 2004	$489
Liabilities incurred	—
Liabilities settled	—
Revisions of estimate	—
Accretion expense	19

June 30, 2004	$508

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Contingently Redeemable Warrants

At each balance sheet date, the Company determines whether a change in the value of the contingently redeemable warrants has occurred. Due to the 2004 Refinancing Transactions, management determined that an updated valuation calculation of the contingently redeemable warrants was necessary. Since the Company does not have publicly traded equity securities, it will determine the value of the contingently redeemable warrants utilizing a method similar to the one provided in the Company’s goodwill impairment valuation to determine an approximation of the fair value of its partnership interests. This valuation methodology is based on an average of three approaches: recent public transactions, recent private transactions, and the discounted cash flow method. Any changes in the fair value are allocated on a pro rata basis to the general and limited partners. As of December 31, 2003 and June 30, 2004 the Company valued the contingently redeemable warrants at $4.2 million and $5.5 million, respectively.

Partnership Interests Option Plan

The Company has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in the Company’s continued success, which is more fully described in Note 11 in Notes to Consolidated Financial Statements included in the Company’s 2003 Financial Statements. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the six months ended June 30, 2003 and 2004. The Company provides the disclosures required by the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by the SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”.

If compensation expense had been determined consistent with SFAS No. 123, the Company’s net income (loss) for the three and six months ended June 30, 2003 and 2004 (no options were granted during the six months ended June 30, 2003 or 2004) would have been recorded in the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(in thousands)		(in thousands)
Net income (loss) - as reported	$(1,156)	$1,397	$(4,840)	$(18,921)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(6)	(1)	(12)	(2)

Net income (loss) - pro forma	$(1,162)	$1,396	$(4,852)	$(18,923)

For pro forma disclosure purposes, the Company recognizes compensation cost on a straight-line basis over the related service period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(4) Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company, through its subsidiary, the Operating Partnership, operates 37 multi-service truck stops in the United States. Full-size Petro Stopping Centers are built on an average of 27 acres of land situated at a convenient location with easy highway access. They can each generally accommodate an average of 263 trucks and an average of 145 cars in spacious and well-lit parking areas. The Company’s locations are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks, and freight. Within the Petro Stopping Center network, the Company offers standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. Generally, these include separate gas and diesel fueling islands, its home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers’ needs during long periods away from home. In addition, a typical Petro Stopping Center provides amenities and services such as telephone, fax, photocopying, Internet access, postal services, certified truck weighing scales, truck washes, laundry facilities, private showers, video games, and television and/or movie rooms. The Company has aggregated the Operating Partnership’s company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended June 30, 2003 and 2004, the revenues generated from the Operating Partnership’s company-operated truck stops were $250.7 million and $314.3 million, respectively, and $520.3 million and $599.2 million for the six months ended June 30, 2003 and 2004, respectively.

As of December 31, 2003 and June 30, 2004, the Company, through the Operating Partnership, was a franchisor to 23 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of the Operating Partnership’s tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. During the three months ended June 30, 2003 and 2004, the revenues generated from the Operating Partnership’s franchise operations were $1.4 million and $1.5 million, respectively, and $2.5 million and $2.8 million for the six months ended June 30, 2003 and 2004, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated condensed statements of operations. The Company does not allocate any expenses in measuring this segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

(5) Operating Leases

The Company currently leases the land and owns the building in Hammond, Louisiana. This land lease expires in September 2004 and, accordingly, to protect its interest, the Company has written a letter of intent stating that it will exercise its option to purchase the land. The Company expects to consummate this transaction in September 2004 at a purchase price of $4.1 million.

(6) Partners’ Deficit

Under the Operating Partnership’s Indenture for the 9% Notes and the agreement governing the new senior secured credit facilities, the Operating Partnership is permitted to make distributions to the Company in an amount sufficient to allow the Company to pay interest on the 15% Notes and its new senior third secured discount notes due 2014 and to pay for administrative expenses. Through June 30, 2004, the Operating Partnership has paid approximately $539,000 with respect to these distributions. The Operating Partnership expects to pay the Company approximately $1.4 million related to these distributions during the remainder of 2004.

As of June 30, 2004, the Operating Partnership made distributions of approximately $56.5 million to the Company in connection with the 2004 Refinancing Transactions as permitted under the Operating Partnership’s Indenture for the 9% Notes and the agreement governing the new senior secured credit facilities. These distributions were made to allow the Company to repurchase approximately 54.8% of the Company’s 15% Notes.

(7) Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer. Upon adoption of SFAS No. 150, an entity reports the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value or other measurement attribute required by this statement. On January 1, 2004, the Company adopted this statement and was required to reclassify its Class A mandatorily redeemable preferred partnership interests and the accrued preferred return of its Class B mandatorily redeemable preferred partnership interests as liabilities. Management believes that these financial instruments were already measured in accordance with SFAS No. 150 and, as such, the adoption of SFAS No. 150 required no cumulative effect of a change in accounting principle on its statement of operations. Management anticipates 2004 interest expense will increase by approximately $3.7 million, as compared to 2003 interest expense, due to the implementation of SFAS No. 150 and its requirement to classify the accrual of preferred returns on these financial instruments as interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in the Registration Statement on Form S-4 of Petro Stopping Centers, L.P., filed with the SEC on June 10, 2004 (the “2003 Financial Statements”).

Certain sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. In addition to the factors described in this Form 10-Q, important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements include, among others, the following:

•	volatility of fuel prices;

•	availability of fuel;

•	the economic condition of the long-haul trucking industry and the U.S. economy in general;

•	competition from other truck stops, convenience stores, fast food retailers, restaurants, and truck maintenance and repair facilities; and

•	environmental regulations.

All statements, other than statements of historical facts included in this Form 10-Q, may be considered forward-looking statements. The forward-looking statements are included in, without limitation, “—Transactions with Related-Parties,” “—Network Development,” “—Liquidity and Capital Resources,” “—Critical Accounting Policies,” and “—Results of Operations”. In addition, in the preparation of the financial statements, we make various estimates and assumptions that are by their nature forward-looking statements.

Reporting Format

We have two reportable operating segments, company-operated truck stops and franchise operations.

We, through our subsidiary, Petro Stopping Centers, L.P. (the “Operating Partnership”), operate 37 multi-service truck stops in the United States. Full-size Petro Stopping Centers are built on an average of 27 acres of land situated at a convenient location with easy highway access. They can each generally accommodate an average of 263 trucks and an average of 145 cars in spacious and well-lit parking areas. Our locations are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks, and freight. Within the Petro Stopping Center network, we offer standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. Generally, these include separate gas and diesel fueling islands, our home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers’ needs during long periods away from home. In addition, a typical Petro Stopping Center provides amenities and services such as telephone, fax, photocopying, Internet access, postal services, certified truck weighing scales, truck washes, laundry facilities, private showers, video games, and television and/or movie rooms. We have aggregated our Operating Partnership’s company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended June 30, 2003 and 2004, the revenues generated from our Operating Partnership’s company-operated truck stops were $250.7 million and $314.3 million, respectively, and $520.3 million and $599.2 million for the six months ended June 30, 2003 and 2004, respectively.

As of December 31, 2003 and June 30, 2004, we are, through our Operating Partnership, a franchisor to 23 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our Operating Partnership’s tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. During the three months ended June 30, 2003 and 2004, the revenues generated from our Operating Partnership’s franchise operations were $1.4 million and $1.5 million, respectively, and $2.5 million and $2.8 million for the six months ended June 30, 2003 and 2004, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated condensed statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from these franchise agreements.

We derive our revenues from:

•	The sale of diesel and gasoline fuels;

•	Non-fuel items, including the sale of merchandise and offering of services including truck tire sales, truck maintenance and repair services, on-site vendor lease income, showers, laundry, video games, franchise revenues, fast-food operations, and other operations; and

•	Iron Skillet restaurant operations.

The following table sets forth our total consolidated revenues by major source:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2004		2003		2004
	(dollars in thousands)				(dollars in thousands)
Fuel	$189,533	75.2%	$249,473	79.0%	$403,103	77.1%	$473,517	78.7%
Maintenance Services and Retail
(Non-Fuel excluding Restaurant)	45,938	18.2%	48,045	15.2%	87,232	16.7%	92,467	15.3%
Restaurant	16,560	6.6%	18,295	5.8%	32,437	6.2%	35,956	6.0%

Total Net Revenues	$252,031	100.0%	$315,813	100.0%	$522,772	100.0%	$601,940	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $61.3 million and $65.8 million for the three months ended June 30, 2003 and 2004, respectively, and $121.9 million and $130.2 million for the six months ended June 30, 2003 and 2004, respectively.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and that an allocation approach be used for subsequent changes in the measurement of the liability. SFAS No. 143 changes our accounting for underground storage tank removal costs and sewage plant waste removal costs. An asset retirement obligation of $489,000 and $508,000 has been recorded as a liability at December 31, 2003 and June 30, 2004, respectively. The implementation of this standard resulted in a one-time cumulative effect of a change in accounting principle of $397,000 in 2003.

No provision for income taxes is reflected in the accompanying unaudited consolidated condensed financial statements because we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

Transactions with Related-Parties

Our related-party transactions are described in our 2003 Financial Statements. We believe that all of our existing related-party transactions are on terms comparable to those that could have been received in an arms-length transaction.

Our most significant related-party transactions are the two ten-year supply agreements with ExxonMobil entered into in July 1999. Under the terms of one of these agreements, the ExxonMobil Suppliers will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements at certain of our locations and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments, at the prices set forth in the agreement.

Network Development

The following table sets forth the development of our Petro Stopping Centers network since 2000:

	As of June 30,
	2000	2001	2002	2003	2004
Company-operated	32	35	35	37	37
Franchise operation	23	23	21	23	23

Total Petro Stopping Centers	55	58	56	60	60

The following table sets forth information on currently existing Petro Stopping Centers opened from June 30, 2000 through June 30, 2004, all but three of which are full-sized facilities.

Location	Date Opened
Company-operated:

Carlisle, Pennsylvania	September 2000
Los Banos, California	November 2000
North Las Vegas, Nevada	January 2001
Angola, Indiana	August 2002
Sparks, Nevada	December 2002

Franchise operation:

Oak Grove, Missouri	April 2001
Glade Spring, Virginia	October 2001
Greensburg, Indiana	June 2002
Morton’s Gap, Kentucky	October 2002
Gaston, Indiana	October 2002

We own land held for sale which consists of several parcels of undeveloped land considered by management as excess and no longer necessary for our operations. In March 2004, we sold all of our undeveloped land in Knowlton Township, New Jersey for a sales price of $1.1 million. Since the carrying amount of land in Knowlton Township, New Jersey was equal to the selling price less cost to sell, no gain or loss was recognized in 2004.

We currently lease the land and own the building in Hammond, Louisiana. This land lease expires in September 2004 and, accordingly, to protect our interest, we have written a letter of intent stating that we will exercise our option to purchase the land. We expect to consummate this transaction in September 2004 at a purchase price of $4.1 million.

As of June 30, 2004, the diesel fuel sold at all but eighteen company-operated Petro Stopping Centers is branded Mobil Diesel.

Liquidity and Capital Resources

At June 30, 2004, our principal sources of liquidity were:

•	$14.4 million in available borrowing capacity under the revolving credit portion of our new senior secured credit facility;

•	Cash flows from operations of $25.6 million for the six months ended June 30, 2004. The increase in cash flows from operations, from $21.0 million for the six months ended June 30, 2003, was due primarily to the 2004 refinancing transactions (the “2004 Refinancing Transactions”), in which we repurchased and exchanged approximately 54.8% and 42.2%, respectively, of our 15.0% senior discount notes due 2008 (the “15% Notes”), in addition to variations in the timing of payments for trade accounts payable and an increase in accrued expenses, and to the increase in operating income, offset by an increase in accounts receivable and inventory and the change in the timing of payments for fuel; and

•	Cash flows used in financing activities of $14.2 million for the six months ended June 30, 2004. The increase in cash flows used in financing activities, from $6.3 million for the six months ended June 30, 2003, was entirely due to our 2004 Refinancing Transactions in which we refinanced substantially all of our existing indebtedness.

On February 9, 2004, we completed our 2004 Refinancing Transactions, which consisted of the following components:

•	The issuance by the Operating Partnership of $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase of the majority of the Operating Partnership’s 10 1/2% senior notes due 2007 (the “10 1/2% Notes”);

•	The Operating Partnership entering into the new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million;

•	The repayment and retirement of the Operating Partnership’s retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of our 15% Notes and the exchange of approximately 42.2% of our 15% Notes for new senior third secured discount notes;

•	The extension by the Holding Partnership of the mandatory purchase date of the warrants issued in July of 1999 by Petro Warrant Holdings Corporation from August 1, 2004 to October 1, 2009; and

•	The reduction of the Operating Partnership’s trade credit balance with Exxon Mobil Corporation (“ExxonMobil”).

On February 9, 2004, we entered into new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million. We refer to these credit facilities as the new senior secured credit facilities. Any funds drawn on our new senior secured credit facilities are secured by substantially all of our assets and the guarantees of Petro, Inc. and each of our subsidiaries. We have capitalized approximately $2.3 million of debt issuance costs through June 30, 2004 related to our new senior secured credit facilities and have written off approximately $794,000 of unamortized deferred debt issuance costs associated with the refinancing of our retired senior credit facilities.

At June 30, 2004, we had $22.5 million outstanding under our term loan facility. We made two scheduled quarterly principal payments of approximately $1.3 million each on March 31, 2004 and June 30, 2004. The first four scheduled quarterly principal payments under the term facilities are approximately $1.3 million each, the next four quarterly principal payments are approximately $1.5 million each, and the last eight quarterly installments are approximately $1.8 million each.

Under the revolving credit portion of our new senior secured credit facilities, $25.0 million is available on a revolving basis until maturity at February 9, 2007. Interest on drawn funds is paid at maturity or quarterly if the term is greater than three months at a current spread of 2.75% above the bank’s base rate or 4.25% over the Eurodollar rate (the rate to be determined at the time of borrowing, at our option). Commitment fees of 0.75% per annum on undrawn funds are paid quarterly. At June 30, 2004, we had no borrowings outstanding under this portion of our new senior secured credit facilities and had $10.6 million in standby letters of credit outstanding, which reduce our borrowing capacity under this portion of our new senior secured credit facilities on a dollar for dollar basis. Approximately $7.6 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverage. As of June 30, 2004, we are in compliance with all financial covenants under our new senior secured credit facilities.

In connection with the 2004 Refinancing Transactions, the repurchase of the majority of our 10 1/2% Notes and 15% Notes were accounted for as debt extinguishments resulting in the recognition of a loss of approximately $5.4 million and $9.3 million, respectively, which included the write-off of unamortized deferred debt issuance costs of approximately $2.8 million for each transaction. These losses are presented as a component of income (loss) before cumulative effect of a change in accounting principle and minority interest on our unaudited consolidated condensed statements of operations for the six months ended June 30, 2004. Additionally, we capitalized approximately $9.6 million of debt issuance costs related to the issuance of the 9% Notes through June 30, 2004. We capitalized approximately $3.2 million of debt issuance costs related to our exchange offer through June 30, 2004.

In connection with the 2004 Refinancing Transactions, we reduced our trade credit balance and amended our agreement with the ExxonMobil Suppliers. The amendment provides that the penalty for failing to purchase our annual volume commitments under our agreement with the ExxonMobil Suppliers will be multiplied by a fraction, the numerator of which is the average of our trade credit with the ExxonMobil Suppliers during December of each year and the denominator of which is $30.0 million.

On March 12, 2004, we repurchased all of our remaining 10 1/2% Notes. In connection with this repurchase, we recognized a loss of approximately $724,000, which includes the write-off of approximately $379,000 of unamortized deferred debt issuance costs. This loss is presented as a component of income (loss) before cumulative effect of a change in accounting principle and minority interest on our unaudited consolidated condensed statements of operations for the six months ended June 30, 2004.

After giving effect to the 2004 Refinancing Transactions and the repurchase of our remaining 10 1/2% Notes, our total consolidated debt increased $34.3 million and, due to a lower interest rate, our estimated associated annual interest expense will decrease approximately $5.0 million.

On July 19, 2004, we completed the exchange of substantially all of our unregistered 9% Notes for 9% Notes that were registered with the Securities and Exchange Commission, thereby satisfying our obligation to register the 9% Notes.

The following is a summary of our contractual cash obligations as of June 30, 2004:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt (including unamortized discounts)	$305,168	$10,187	$9,778	$5,835	$279,368
Operating leases	39,183	4,478	7,715	6,561	20,429
Mandatorily redeemable preferred partnership interests	70,818	—	—	—	70,818
Contingently redeemable warrants	5,500	—	—	—	5,500

Total	$420,669	$14,665	$17,493	$12,396	$376,115

In addition to the above, we have an annual volume commitment associated with the ExxonMobil Supply Agreements. See Note 8 in Notes to Consolidated Financial Statements included in our 2003 Financial Statements for additional discussion.

Under the Operating Partnership’s Indenture for the 9% Notes and the agreement governing the new senior secured credit facilities, the Operating Partnership is permitted to make distributions to us in an amount sufficient to allow us to pay interest on our 15% Notes and our new senior third secured discount notes due 2014 and to pay for administrative expenses. Through June 30, 2004, the Operating Partnership has paid approximately $539,000 with respect to these distributions. The Operating Partnership expects to pay us approximately $1.4 million related to these distributions during the remainder of 2004.

As of June 30, 2004, the Operating Partnership made distributions of approximately $56.5 million to us in connection with the 2004 Refinancing Transactions as permitted under the Operating Partnership’s Indenture for the 9% Notes and the agreement governing the new senior secured credit facilities. These distributions were made to allow us to repurchase approximately 54.8% of our 15% Notes.

We guaranteed a portion of our Joint Venture, Petro Travel Plaza LLC’s debt under a Repayment Guaranty dated as of June 4, 1999 and last modified on September 10, 2003. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of June 30, 2004, the maximum potential amount of future payments related to the guarantee was $342,000. The fair value of the guarantee is insignificant.

Additionally, we guaranteed a portion of Petro Travel Plaza, LLC’s debt under a Continuing Guaranty dated as of May 12, 2003, which was modified by an Amended and Restated Guaranty Agreement on September 10, 2003. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.0. As of June 30, 2004, the maximum potential amount of future payments related to the guarantee was $75,000. The fair value of the guarantee is insignificant.

We had negative working capital of $19.4 million and $7.9 million at December 31, 2003 and June 30, 2004, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for fuel purchases can generally be made over a longer period of time. Approximately 91.0% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Capital expenditures on our truck stop network totaled $2.2 million for the six months ended June 30, 2004. We currently expect to invest approximately $7.8 million during the remainder of 2004 on capital expenditures, the majority of which will be related to the purchase of the land at the Hammond, Louisiana site and to a lesser extent to regular capital maintenance and improvement projects on existing Petro Stopping Centers. These capital outlays will be funded through borrowings under our new senior secured credit facilities and internally generated cash.

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per occurrence basis. During the six months ended June 30, 2004, we paid approximately $4.2 million on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the six months ended June 30, 2004, aggregated provisions amounted to approximately $4.6 million. At June 30, 2004, the aggregated accrual amounted to approximately $7.8 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Based on the foregoing, we believe that internally generated funds, together with amounts available under our new senior secured credit facilities, will be sufficient to satisfy our cash requirements for operations and debt service through 2004 and the foreseeable future thereafter; provided however, that our ability to satisfy such obligations and maintain covenant compliance under our new senior secured credit facilities is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive conditions.

Results of Operations

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Overview. Net income decreased for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, due primarily to costs associated with our 2004 Refinancing Transactions. Our net revenues of $601.9 million increased 15.1% for the six months ended June 30, 2004 from $522.8 million in the prior year period. The increase was mainly due to higher fuel revenues, as a result of increased fuel gallons sold and an increase in our average retail-selling price of fuel, in addition to improved non-fuel sales. Operating expenses increased 6.5% to $68.4 million from $64.2 million in the prior year period due primarily to higher employee-related costs, increased telephone and utility costs, and higher credit card fees associated with the increased fuel revenues.

Fuel. Revenues increased 17.5% to $473.5 million in the six months ended June 30, 2004 compared to $403.1 million in the prior year period. Fuel revenues increased due to a 6.6% increase in our total fuel gallons sold compared to the prior year period, as well as a 10.2% increase in our average retail-selling price per gallon from the prior year period. Gross profit increased by 7.8% to $21.6 million for the six months ended June 30, 2004 compared to $20.1 million in the prior year period, despite a 10.6% increase in our cost of fuel.

Maintenance Services and Retail (Non-fuel excluding Restaurant). Revenues increased 6.0% to $92.5 million for the six months ended June 30, 2004 from $87.2 million in the prior year period. Gross profit increased 6.1% to $52.1 million for the six months ended June 30, 2004 from $49.1 million in the prior year period. These increases in revenues and gross profit were due primarily to a 6.6% or $5.3 million increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes.

Restaurant. Revenues increased 10.8% to $36.0 million for the six months ended June 30, 2004 compared to $32.4 million in the prior year period, due to increased customer traffic and an increase in the average ticket price. Gross profit in the restaurants improved by 7.3% or $1.7 million from the prior year period due to the increase in revenues, partially offset by an increase in food costs.

Costs and Expenses. Total costs and expenses increased 15.2% to $587.6 million for the six months ended June 30, 2004 compared to $510.1 million in the prior year period. Cost of sales increased $72.9 million or 16.9% from the prior year period mainly due to a 10.6% increase in our cost of fuel. Operating expenses increased 6.5% or $4.2 million to $68.4 million compared to the prior year period due primarily to higher employee-related costs, increased telephone and utility costs, and higher credit card fees associated with the increased fuel revenues. General and administrative expenses increased 5.3% to $8.0 million for the six months ended June 30, 2004 compared to $7.6 million in the prior year period due primarily to an increase in professional services expenses.

Loss on Retirement of Debt. We recognized a loss of $15.4 million related to the repurchase and redemption of all of our 10 1/2% Notes and the majority of our 15% Notes, in connection with our 2004 Refinancing Transactions.

Retired Debt Restructuring Costs. We recognized a loss of $794,000 on the write-off of unamortized deferred debt issuance costs associated with the refinancing of our retired senior credit facilities related to our 2004 Refinancing Transactions.

Equity in Income of Affiliate. We recognized income of $158,000 related to our investment in the Wheeler Ridge facility in Southern California in both the current period and the prior year period.

Interest Expense. Interest expense decreased 0.3% or $50,000 to $17.3 million compared to the prior year period, due primarily to the decrease in the interest rate on our debt outstanding in the current year associated with our 2004 Refinancing Transactions, partially offset by an increase in our debt outstanding and the classification of our accrual of preferred returns on our mandatorily redeemable preferred partnership interests as interest expense, as required by Statement of Financial Accounting Standards No. 150.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Overview. Net income increased for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, due primarily to increased fuel gross profit and improved non-fuel sales, partially offset by increased interest expense. Our net revenues of $315.8 million increased 25.3% for the quarter ended June 30, 2004 from $252.0 million in the prior year quarter. The increase was mainly due to higher fuel revenues, as a result of increased fuel gallons sold and an increase in our average retail-selling price of fuel, in addition to improved non-fuel sales. Operating expenses increased 8.3% to $34.9 million from $32.2 million in the prior year quarter due primarily to higher employee-related costs, increased telephone and utility costs, and higher credit card fees associated with the increased fuel revenues.

Fuel. Revenues increased 31.6% to $249.5 million for the quarter ended June 30, 2004 compared to $189.5 million in the prior year quarter. Fuel revenues increased due to a 7.2% increase in our total fuel gallons sold compared to the prior year quarter, as well as a 22.8% increase in our average retail-selling price per gallon from the prior year quarter. Gross profit increased by 32.4% to $13.2 million for the quarter ended June 30, 2004 compared to $10.0 million in the prior year quarter, in spite of a 22.8% increase in our cost of fuel.

Maintenance Services and Retail (Non-fuel excluding Restaurant). Revenues increased 4.6% to $48.0 million for the quarter ended June 30, 2004 from $45.9 million in the prior year quarter. Gross profit increased 5.0% to $26.9 million for the quarter ended June 30, 2004 from $25.6 million in the prior year quarter. These increases in revenues and gross profit were due primarily to a 4.8% or $2.0 million increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes.

Restaurant. Revenues increased 10.5% to $18.3 million for the quarter ended June 30, 2004 compared to $16.6 million in the prior year quarter, due to increased customer traffic and an increase in the average ticket price. Gross profit in the restaurants improved by 7.2% or $849,000 from the prior year quarter due to the increase in revenues, partially offset by an increase in food costs.

Costs and Expenses. Total costs and expenses increased 25.2% to $306.3 million for the quarter ended June 30, 2004 compared to $244.7 million in the prior year quarter. Cost of sales increased $58.4 million or 28.5% from the prior year quarter mainly due to a 22.8% increase in our cost of fuel. Operating expenses increased 8.3% or $2.7 million to $34.9 million compared to the prior year quarter due primarily to higher employee-related costs, increased telephone and utility costs, and higher credit card fees associated with the increased fuel revenues. General and administrative expenses increased 11.0% to $4.3 million for the quarter ended June 30, 2004 compared to $3.9 million in the prior year quarter due primarily to higher employee-related costs and an increase in professional services expenses.

Equity in Income of Affiliate. We recognized income of $182,000 related to our investment in the Wheeler Ridge facility in Southern California compared to $201,000 of income in the prior year quarter.

Interest Expense. Interest expense decreased 4.0% or $343,000 to $8.3 million compared to the prior year quarter, due primarily to the decrease in the interest rate on our debt outstanding in the current year associated with our 2004 Refinancing Transactions, partially offset by an increase in our debt outstanding and the classification of our accrual of preferred returns on our mandatorily redeemable preferred partnership interests as interest expense, as required by Statement of Financial Accounting Standards No. 150.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our unaudited consolidated condensed financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 2 in Notes to Consolidated Financial Statements included in our 2003 Financial Statements for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill Impairment Analysis

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Due to our 2004 Refinancing Transactions, we determined that an updated test for impairment was necessary. Since we do not have publicly traded equity securities, we must use methods other than market value to determine the fair value of our partnership interests. We determine the value of our company-operated and franchise operation reporting units using a valuation methodology that is based on an average of three approaches: recent public transactions, recent private transactions, and the discounted cash flow method. The results of this analysis did not require us to recognize an impairment loss.

Valuation of Contingently Redeemable Warrants

At each balance sheet date, we determine whether a change in the value of the contingently redeemable warrants has occurred. Due to our 2004 Refinancing Transactions, we have determined that an updated valuation calculation of the contingently redeemable warrants was necessary. Since we do not have publicly traded equity securities, we will determine the value of the contingently redeemable warrants utilizing a method similar to the one provided in our goodwill impairment valuation to determine an approximation of the fair value of our partnership interests. This valuation methodology is based on an average of three approaches: recent public transactions, recent private transactions, and the discounted cash flow method. Any changes in the fair value are allocated on a pro rata basis to the general and limited partners. As of December 31, 2003 and June 30, 2004, we valued the contingently redeemable warrants at $4.2 million and $5.5 million, respectively.

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer. Upon adoption of SFAS No. 150, an entity reports the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value or other measurement attribute required by this statement. On January 1, 2004, we adopted this statement and were required to reclassify our Class A mandatorily redeemable preferred partnership interests and the accrued preferred return of our Class B mandatorily redeemable preferred partnership interests as liabilities. We believe that these financial instruments were already measured in accordance with SFAS No. 150 and, as such, the adoption of SFAS No. 150 required no cumulative effect of a change in accounting principle on our statement of operations. We anticipate 2004 interest expense will increase by approximately $3.7 million, as compared to 2003 interest expense, due to the implementation of SFAS No. 150 and its requirement to classify the accrual of preferred returns on these financial instruments as interest expense.

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which replaces the original Interpretation No. 46 issued in January 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. Non-public companies, such as ourselves, must apply the revised Interpretation immediately to all entities created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after December 15, 2004. We do not believe that the adoption of this revised Interpretation will have a significant impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have engaged in only limited hedging activities and have not entered into significant long-term contracts with fuel suppliers other than the two ten-year supply agreements with ExxonMobil entered in July 1999. Under the terms of one of these agreements, the ExxonMobil Suppliers will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements at certain of our locations and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments, at the prices set forth in the agreements. Both supply agreements qualify as normal purchasing contracts and as such are not accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of December 31, 2003 and June 30, 2004, we were not party to any futures or option contracts.

We have only limited involvement with derivative financial instruments and do not use them for trading purposes. We use derivatives to manage well-defined interest rate risks. As of December 31, 2003 and June 30, 2004, we were not party to any derivative financial instruments.

Item 4. Controls and Procedures

As of June 30, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

There has been no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in ordinary routine litigation incidental to our operations. Based on the existence of insurance coverage, we believe that any litigation currently pending or threatened against us will not have a material adverse effect on our unaudited consolidated condensed financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on page 23 through 24 of this Quarterly Report.

(b)	The Registrant filed no report on Form 8-K during the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO STOPPING CENTERS HOLDINGS, L.P.
(Registrant)

Date: August 13, 2004	By:	/s/ Edward Escudero
Edward Escudero
Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Registrant’s Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1 (hh)	Certificate of Limited Partnership of Petro Stopping Centers Holdings, L.P.

3.2 (hh)	Limited Partnership Agreement of Petro Stopping Centers Holdings, L.P., dated July 23, 1999.

4.7 (qq)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers Holdings, L.P. and Petro Holdings Financial Corporation, as Issuers, and The Bank of New York, as Trustee, relating to Petro Stopping Centers Holdings, L.P.’s Senior Third Secured Notes due 2014.

4.8 (qq)	Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers Holdings, L.P. and Petro Holdings Financial Corporation, as Issuers, and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as Trustee, relating to Petro Stopping Centers Holdings, L.P.’s $113,370,000 aggregate principal amount 15% Senior Discount Notes Due 2008.

4.9 (qq)	First Amendment, dated as of February 9, 2004, to the Warrant Agreement, dated as of July 23, 1999, by and among Petro Warrant Holdings Corporation, Petro Stopping Centers Holdings, L.P., Sixty Eighty, LLC, First Union Capital Markets Corp., CIBC World Markets Corp., and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as warrant agent.

10.41 (qq)	Revolving Credit and Term Loan Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent, and the other lenders party thereto.

10.42 (qq)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9% Senior Secured Notes due 2012.

10.43 (qq)	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9% Senior Secured Notes due 2012.

10.44 (qq)	Second Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as Trustee, relating to Petro Stopping Centers, L.P.’s $135 million aggregate principal amount 10 1/2% Senior Notes due 2007.

31.1*	Chairman, Chief Executive Officer, and President’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(hh)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Registration Statement on Form S-4 (Registration No. 333-87371), filed on September 17, 1999.
(qq)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Current Report on Form 8-K, filed February 23, 2004.
*	Filed herewith