Form 10-K
period 2004-12-31
PETRO STOPPING CENTERS HOLDINGS LP
filed 2005-03-29
CIK 1094067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable

Forward Looking Statements

Certain sections of this Form 10-K, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), which represent management’s expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” “expect,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described below under “Risk Factors.” These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

All statements, other than statements of historical facts included in this Form 10-K, may be considered forward-looking statements.

PART I

Item 1. Business

Company Formation

On July 23, 1999, Petro Stopping Centers, L.P. (the “Operating Partnership”), consummated a recapitalization transaction (the “1999 Transaction”) pursuant to which Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) was formed as a Delaware limited partnership, and substantially all of the owners in the Operating Partnership at that time exchanged their interest in the Operating Partnership for identical interests in us and became our owners. Petro Holdings Financial Corporation was formed for the purpose of serving as co-issuer of the 15.0% senior discount notes due 2008 (the “15% Notes”). Petro Holdings Financial Corporation, the Operating Partnership and its subsidiaries, Petro Financial Corporation and Petro Distributing, Inc., became our subsidiaries. Petro Warrant Holdings Corporation (“Warrant Holdings”) was formed for the purpose of owning a 10.0% common limited partnership in us and issuing the warrants that were sold with the 15% Notes and are exchangeable into all common stock of Warrant Holdings.

As a result of the 1999 Transaction, we, directly and indirectly, own approximately 99.5% of the limited partnership interests in the Operating Partnership, and the minority interest of 0.5% is owned by Petro, Inc. and James A. Cardwell, Jr. Our common limited partnership interests are owned by:

Cardwell Group (as defined below):
General partnership interest	1.1%
Limited partnership interest	50.5%
Volvo Petro Holdings, LLC	28.7%
Mobil Long Haul, Inc	9.7%
Warrant Holdings	10.0%

Our mandatorily redeemable preferred partnership interests (which are divided into two classes have a weighted effective interest rate of 9.5%) are owned by J.A. Cardwell, Sr., James A. Cardwell, Jr., JAJCO II, Inc. (an affiliate of James A. Cardwell, Jr.), Petro, Inc. (an entity controlled by J.A. Cardwell, Sr.) (collectively, the “Cardwell Group”) and Mobil Long Haul, Inc. (“Mobil Long Haul”), an affiliate of Exxon Mobil Corporation (“ExxonMobil”). Our Class A preferred partnership interests are mandatorily redeemable by us on October 27, 2008 unless prohibited by our limited partnership agreement or debt instruments. Our Class B preferred partnership interests are convertible into 3.9% of our common limited partnership interests at any time prior to its mandatory redemption currently scheduled for July 2009, unless prohibited by our limited partnership agreement or debt instruments.

We conduct substantially all of our operations through the Operating Partnership. We currently have no operations and are, therefore, dependent upon the Operating Partnership’s earnings and cash flows to satisfy our obligations.

Unless the context otherwise requires, the Holding Partnership and its subsidiaries are collectively referred to herein as “we,” “us,” “our,” or the “Company”.

Petro Stopping Centers

In April 1992, the Operating Partnership was formed as a Delaware limited partnership. We are a leading owner and operator of large, multi-service truck stops. Since we opened our first Petro Stopping Center in 1975, our nationwide network has grown to 61 facilities located in 31 states. Our facilities are situated at convenient locations with easy highway access and target the unique needs of professional truck drivers. Petro Stopping Centers offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores. We believe our competitive advantage is largely attributable to our premier reputation for offering the “quality difference” – which we believe to be a high level of customer service, and the delivery of quality products in a consistently clean and friendly environment. According to Newport Communications 2003’s Owner and Trucker survey, professional truck drivers rated us as their “Favorite Truck Stop” and “Favorite Non-Fueling Group”. As of December 31, 2004, of our 61 Petro Stopping Centers, 24 were operated by franchisees, which are required to meet our high standards of quality and service.

As of December 31, 2004, of our 37 company-operated Petro Stopping Centers, 32 are full-size locations and five are Petro:2 units, which provide the same basic fuel and non-fuel services as a full-size Petro Stopping Center, but on a smaller scale and with fewer amenities. We use the Petro:2 format when a desirable location does not offer enough acreage or the traffic flow does not warrant a full-size site. All of our company-operated Petro Stopping Centers are owned or leased by us except for the Wheeler Ridge, California, facility which is jointly-owned with Tejon Development Corporation. Of our 24 franchised facilities, 20 are full-size locations and four are Petro:2 units.

Our full-size Petro Stopping Centers are built on an average of 27 acres with separate entrances and parking areas for trucks and automobiles. Our full-size facilities can accommodate an average of 263 trucks and an average of 145 cars in spacious and well-lit parking areas. Our locations are designed to provide good traffic flow, reduce accidents, and enhance security for drivers, their trucks, and their freight.

Fuel

Each Petro Stopping Center has a diesel fuel island, which is a self-service facility for professional truck drivers and typically consists of 12 to 14 fueling lanes that feature computer-driven, high-speed dispensers. As of December 2004, pursuant to our strategic alliance with ExxonMobil, we sell Mobil branded diesel fuel at 19 of our 37 company-operated Petro Stopping Centers, see Item 13, “Certain Relationships and Related Transactions.” In addition, gasoline and auto diesel fuel are sold from a separate auto fuel island at 35 of our 37 company-operated locations. Auto fuel islands are typically equipped with four to six fuel dispensers and are accessed by separate “auto-only” entrances, which help to separate auto and truck traffic at our locations.

Maintenance Services and Retail (Non-Fuel excluding Restaurant)

We offer a variety of truck maintenance and retail services to accommodate the unique needs of professional truck drivers during their extended time on the road. Our Petro:Lube facilities provide “while-you-wait” maintenance service for trucks, such as oil, filter, and lubrication services, tire sales and service, as well as over-the-road break down repairs. Each Petro:Lube sells a number of what we believe to be high-quality brands such as: Mobil Delvac, Shell, and Chevron heavy duty motor oils and Bridgestone,

Michelin, Yokohama, and Firestone tires. Petro:Lubes primarily feature Mobil’s Delvac brand lubricants as part of our marketing strategy with ExxonMobil, see Item 13, “Certain Relationships and Related Transactions”. Each Petro:Lube honors certain manufacturers’ warranties and our warranties for work performed at any Petro:Lube throughout the country. Our travel and convenience stores offer an array of merchandise including food items, clothing, electronics, toiletries, and truck accessories. In addition, a typical Petro Stopping Center provides amenities and services such as telephone, fax, photocopying, Internet access, postal services, certified truck weighing scales, truck washes, laundry facilities, private showers, video games, and television and/or movie rooms. We also lease retail space at some of our Petro Stopping Centers to independent merchants.

To attract the business of drivers seeking a quick refueling stop, each diesel fuel island includes a “mini-mart” offering an array of deli take-out food, snack foods, beverages, toiletries, and a basic selection of trucker accessories and supplies. In addition, other services including certified scales, check cashing, permit services, faxing, and copying are available at the fuel islands. These facilities enable the driver seeking a quick refueling stop to purchase consumables and services while refueling.

Each full-size Petro Stopping Center also includes a “Travel Store” located in the main facility. Travel Stores feature merchandise specifically selected to cater to a professional truck driver’s shopping needs during the long periods typically spent away from home. Merchandise categories include food items, clothing, electronics such as televisions, mobile satellite dishes, VCRs, and CB radios, as well as toiletries, gifts, and truck accessories such as cables, fuses, reflectors, and antennae. A Travel Store typically carries more than 7,500 SKUs and averages 2,600 square feet of selling space.

Full-size Petro Stopping Centers have an average of 16 private shower facilities. The showers are fully tiled for easy maintenance and are cleaned after each use. Each shower room is equipped with a lock to provide privacy and security.

Since June 1993 the Petro Stopping Center located in Shreveport, Louisiana has featured video poker operations. In order to satisfy state law requirements, in February 2000 we leased the Shreveport fuel island operation to our affiliate, Petro Truckstops, Inc., which operates the video poker offering.

As of December 31, 2004, we had nationally branded fast food concepts at eleven of our company-operated locations, including two Wendy’s, two Blimpie Subs & Salads, two Baskin-Robbins, two Tastee Freeze, three Noble Roman’s, and seven Pizza Hut Express units under franchise and license agreements. In addition, we have introduced our own branded deli program known as “Petro Filling Station” and are selling such deli offerings at 15 company-operated Petro Stopping Centers.

As of December 31, 2004, we were a franchisor to 24 Petro Stopping Centers locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales.

Restaurant

Each full-size Petro Stopping Center includes our Iron Skillet restaurant. These home-style, sit down restaurants typically seat approximately 180 customers and feature counter and table service, a soup and salad bar, and three “All-You-Can-Eat” buffets per day. The Iron Skillet prides itself on “home cooked” items prepared fresh at each location. We believe that given the significant amount of time spent on the road, professional truck drivers favor sit-down meals over fast food. Iron Skillet restaurants are open 24 hours per day, 365 days per year and have “drivers only” sections, which are preferred by professional truck drivers who wish to socialize with other drivers. In addition, public telephones and computer dataports are available in the dining area for customer convenience.

Competition

The United States truck stop industry is highly competitive and fragmented. We experience competition primarily on two fronts: limited service “pumper” truck stops, which focus on providing fuel, typically at discounted prices, while offering only limited additional products and services; and multi-service travel centers, which offer professional drivers and the public a wider range of products and services. We believe there are approximately 2,400 multi-service and pumper truck stops located in the United States. Approximately 30% of the truck stops are operated by five national chains, of which we are one. It has been reported that the same five national chains accounted for approximately 83% of all diesel fuel gallons sold over-the-road.

Increased competition and consolidation among trucking companies in recent years has increased truck fleet owners’ focus on reducing their operating costs. This trend has put increased pressure on diesel fuel margins for all industry participants. In addition, from time to time, we may face intense price competition in certain geographic markets. Industry studies indicate that approximately 61% of stops made by professional truck drivers are for reasons other than the purchase of fuel. Professional truck drivers rate meals, parking, and cleanliness as key factors in determining which truck stop they use. As a result, we believe that our industry leading average site size, user-friendly facility design, and our broad offering of non-fuel products, services, and amenities will continue to attract the professional truck driver and should continue to sustain our competitive advantage in spite of fuel pricing competition.

Fuel and Lubricant Suppliers

In July 1999, we entered into two ten-year supply agreements with ExxonMobil. Under the terms of one of these agreements, ExxonMobil and Mobil Diesel Supply Corporation (“Mobil Diesel”), a wholly owned subsidiary of ExxonMobil (collectively, the “ExxonMobil Suppliers”) will supply our company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in certain markets and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments, at the prices set forth in the agreement. See Item 13, “Certain Relationships and Related Transactions.”

We purchase diesel fuel and gasoline for each of our company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a two to three day inventory of fuel. During 2004, we purchased 72.9% of our diesel fuel and gasoline through the ExxonMobil Suppliers, approximately 67.8% of which was third-party fuel purchased through this arrangement, which includes fuel purchases received at a third-party terminal but sold by the ExxonMobil Suppliers under an exchange or purchase arrangement. The approximate aggregate amount of fuel purchased under these agreements for the year ended December 31, 2004 totaled $738.6 million.

Trademarks and Service Marks

We are the owner in the United States of various registered trademarks and service marks, including Petro Stopping Centers, Petro:Lube, Iron Skillet, Petro:2, Petro Filling Station, and Petro Passport. We grant franchisees the non-exclusive right to use these proprietary marks at franchised locations. We regard our trademarks and service marks as valuable assets and believe that they have significant value in the marketing of our products and services.

Governmental Regulation

Environmental Regulation

Our operations and properties are subject to extensive federal and state legislation, regulations, and requirements relating to environmental matters. In the operation of our business, we use underground and above ground storage tanks (each a “UST”) to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. We are also subject to regulation in certain locations relating to vapor recovery and discharges into water. As a result of work done in 1999 to upgrade our USTs as required by state and federal law, we anticipate some site remediation will be required in Corning, California. We have incurred $421,000 in remediation costs as of December 31, 2004 related to Corning, California, of which $237,000 is accrued at year-end. We do not believe any additional required remediation will have a material adverse effect on our consolidated financial position or results of operations. We believe that all of our USTs are currently in compliance in all material respects with applicable environmental legislation, regulations, and requirements.

Our ownership of the properties and the operation of our business may subject us to liability under various federal, state, and local environmental laws, ordinances, and regulations relating to cleanup and removal of hazardous substances (which may include petroleum and petroleum products) on, under, or in our property. Certain laws impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. Persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment site, regardless of whether such site is owned or operated by such person.

Where required or believed by us to be warranted, we take action at our locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. In light of our business and the quantity of petroleum products that we handle, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 2002, 2003, and 2004 our total expenditures for environmental matters were approximately $332,000, $180,000, and $269,000, respectively. See Note 2 of notes to consolidated financial statements included herein for a discussion of our accounting policies relating to environmental matters.

We carry pollution legal liability insurance and UST insurance to cover likely and reasonably anticipated potential environmental liability associated with our business. While we believe that this coverage is sufficient to protect us against likely environmental risks, we cannot make assurances that our insurance coverage will be sufficient or that our liability, if any, will not have a material adverse effect on our business, assets, or results of operations.

Other Regulations

We also operate under local licensing ordinances. The issuance of permits for service station and lubrication operations is generally a matter of discretion and dependent on the underlying requirement that the granting of the permit be consistent with the health, safety, and welfare of the community.

Our restaurant operations are conducted under federal, state, and local regulations concerning health standards, sanitation, fire, and general safety, noncompliance with which could result in temporary or permanent curtailment or termination of a restaurant’s operations. In addition, difficulties in obtaining the required licensing or approvals could result in delays or cancellations in the openings of new facilities.

As a franchisor, we also operate under federal and state regulations. Federal regulations require that we provide each prospective franchisee with a disclosure document that provides information regarding our company and the relevant provisions of the franchise agreement and other ancillary contracts. In addition, some state regulations require that the franchisor be registered or be exempt from the applicable registration requirements. Federal and state franchising laws prohibit “deceptive trade practices” and, in some cases, impose fairness and “anti-discrimination” standards.

In addition to the franchise regulations described above, our operations are conducted under the federal Petroleum Marketing Practices Act, which prohibits a franchisor engaged in the sale, consignment, or distribution of refiner-branded motor fuels from terminating or failing to renew a “franchise” or “franchise relationship,” except on specified grounds and only after compliance with the statute’s notification provisions.

Under the Americans with Disabilities Act of 1990, all public accommodations are required to meet federal requirements related to access and use by disabled persons. While we believe our facilities are in compliance with these requirements, a determination that we are not in compliance with the Americans with Disabilities Act could result in the imposition of fines or an award of damages, however, we do not believe that the imposition of such fines or damage awards, if any, would have a material adverse effect on us.

State and local authorities oversee our video poker offerings. In order to satisfy state law requirements, in February 2000 we leased the Shreveport, Louisiana fuel island operation to Petro

Truckstops, Inc., which is owned 100% by James A. Cardwell, Jr., our President and Chief Operating Officer. Petro Truckstops, Inc. operates the video poker offering and accordingly is now subject to such state and local regulations.

We believe that all of our Petro Stopping Centers are in compliance in all material respects with applicable laws and regulations. However, new laws and regulations could require us to incur significant additional costs.

Employees

The Holding Partnership does not have any employees.

As of December 31, 2004, the Operating Partnership had a total of 4,226 employees, of which 3,944 were full-time and 282 were part-time. At that date, 402 of those employees were salaried and performed executive, management, or administrative functions and the remaining 3,824 employees were hourly employees. Approximately 96.6% of the Operating Partnership’s employees worked at our Petro Stopping Centers.

We have never had a work stoppage. We believe that we provide working conditions, wages, and benefits that are competitive in our industry. We believe that our relations with our employees are good.

Item 2. Properties

Our corporate headquarters are located in a three-story building in El Paso, Texas, which contains approximately 30,000 square feet of space. The office building is owned by J.A. Cardwell, Sr., our Chairman and Chief Executive Officer. We rent the entire building under an amended lease agreement expiring on December 31, 2013. Under the lease, we pay rent totaling $336,000 per year, as well as taxes, maintenance, and other operating expenses. See Item 13, “Certain Relationships and Related Transactions.”

We own the land and all facilities at 29 of our 37 company-operated Petro Stopping Centers, own all but four acres of the West Memphis, Arkansas site, own the facility and lease the land at the Jackson, Mississippi site, and lease in their entirety the Effingham, Illinois; North Baltimore, Ohio; Los Baños, California; Angola, Indiana; and Sparks, Nevada sites. The Petro Stopping Center located in Effingham, Illinois is leased from an entity owned by Travis Roberts, an employee of the Company since his rehire in June 2004, and five former employees of the Company. The Petro Stopping Center located in North Baltimore, Ohio is leased from an entity wholly owned by James A. Cardwell, Jr., our President and Chief Operating Officer, who purchased the facility from our previous lessor in January 2002. See Item 13, “Certain Relationships and Related Transactions.”

We own land held for sale that consists of several parcels of undeveloped land considered by management as excess and no longer necessary for our operations. In March 2004, we sold all of our undeveloped land in Knowlton Township, New Jersey for $1.1 million. Since the carrying amount of such land was equal to the selling price less cost to sell, no gain or loss was recognized in 2004. We recognized a loss of $908,000 in 2003 related to our land in Knowlton Township, New Jersey due to a decrease in its fair market value.

We previously leased the land and owned the building in Hammond, Louisiana. This land lease expired in September 2004 and, accordingly, we have exercised our option to purchase the land. We consummated this transaction in September 2004 at a purchase price of $4.1 million.

In December 2004, we sold all of our real property in Marianna, Florida for a sales price of $2.0 million and recognized a gain of $22,000.

We own real property that is suitable for the construction of new Petro Stopping Centers in Cordele, Georgia; Hermiston, Oregon; and Green River, Wyoming. At December 31, 2004, we had no new Petro Stopping Centers under construction.

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

The agreements require the franchisee to pay us, in addition to initial fees and training fees, a monthly royalty fee, and a monthly advertising fee (administered through an advertising fund for national and regional advertising). During the year ended December 31, 2004, our revenues from our franchise locations totaled $5.7 million. In addition, franchisees contributed $559,000 to our advertising programs.

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

In the event that the franchisee wishes to accept an offer from a third-party to purchase its facility upon termination or expiration of the franchise agreement, the franchise agreement grants us a right of first refusal to purchase the facility at the price offered by the third-party. Similarly, in all cases, we have the right to purchase the facility for fair market value, as determined by the parties or an independent appraiser, upon termination or expiration of the franchise agreement.

All franchise agreements, except one, are for an initial ten-year term and are automatically renewed for two consecutive five-year terms, unless the franchisee gives a termination notice at least twelve months prior to the expiration of the franchise agreement.

As of December 31, 2004, current terms of our franchise agreements will expire as follows:

Year	Number of Franchise Agreements Expiring
2005	0
2006	2
2007	2
2008	1
2009	5
2010	3
2011	2
2012	6
2013	2
2014	1

One franchisee operates four locations, one operates three locations, four operate two locations, and nine operate one location each. None of the franchisees are affiliated with us, except Highway Service Ventures, Inc., which operates four of our franchised locations. See Item 13, “Certain Relationships and Related Transactions.”

A new franchise operation located in Waterloo, New York commenced operations in November 2004.

Agreement with Tejon

Pursuant to the terms of the Limited Liability Company Operating Agreement dated as of December 5, 1997 and amended as of December 19, 2002 (the “LLC Agreement”), we formed a limited liability company, Petro Travel Plaza, LLC (“Petro Travel Plaza”), with Tejon Development Corporation (“Tejon”) to build and operate a Petro Stopping Center branded location in Wheeler Ridge, California that began operations in June 1999. See Item 13, “Certain Relationships and Related Transactions.”

Item 3. Legal Proceedings

From time to time we are involved in ordinary routine litigation incidental to our operations. Based on the existence of insurance coverage, we believe that any litigation currently pending or threatened against us will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

All of our general and limited partnership interests are owned by Mobil Long Haul, Volvo Petro Holdings, LLC (“Volvo Trucks”), Warrant Holdings, and various affiliates of the Cardwell Group. See Note 1 of notes to consolidated financial statements for the year ended December 31, 2004. Consequently, there is no established public trading market for our equity.

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with both “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and notes thereto included in Item 8. The selected consolidated financial data as of and for the years ended December 31, 2000, 2001, 2002, 2003, and 2004, have been derived from our audited consolidated financial statements. In the opinion of our management, the audited financial data contains all adjustments necessary to present fairly the selected historical consolidated financial data. The opening, acquisition, and termination of our operating properties or franchise locations during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
	2000	2001	2002	2003	2004
	(dollars in thousands)
Income Statement Data:
Net revenues:
Fuel (including motor fuel taxes)	$763,413	$684,262	$684,865	$813,083	$1,045,544
Non-fuel	220,696	233,740	238,060	250,224	260,967

Total net revenues	984,109	918,002	922,925	1,063,307	1,306,511

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	720,335	643,162	647,039	772,486	994,865
Non-fuel	92,461	95,632	96,032	101,426	105,483
Operating expenses	111,955	121,039	120,954	129,967	138,160
General and administrative	16,035	17,646	15,440	15,364	17,633
Depreciation and amortization	18,501	19,922	16,671	15,906	15,923
(Gain) loss on disposition of fixed assets	(59)	(63)	(2)	18	86

Total costs and expenses	959,228	897,338	896,134	1,035,167	1,272,150

Operating income	24,881	20,664	26,791	28,140	34,361

Write-down of land held for sale	—	—	—	(908)	—
Loss on retirement of debt (1)	—	—	—	—	(15,429)
Retired debt restructuring costs (1)	—	—	—	—	(794)
Equity in income (loss) of affiliate	(307)	122	406	476	664
Interest income	351	184	64	69	187
Interest expense, net	(29,848)	(34,747)	(33,843)	(34,970)	(33,792)

Loss before cumulative effect of a change in accounting principle	(4,923)	(13,777)	(6,582)	(7,193)	(14,803)
Cumulative effect of a change in accounting principle (2)	—	—	—	(397)	—
Minority interest in income (loss) of consolidated subsidiaries	33	(3)	36	44	25

Net loss (3)	$(4,956)	$(13,774)	$(6,618)	$(7,634)	$(14,828)

Net loss before goodwill amortization (4)	$(3,148)	$(11,958)	$(6,618)	$(7,634)	$(14,828)

Balance Sheet Data: (at end of period)
Total assets	$339,002	$328,381	$313,907	$311,147	$328,583
Total debt (1)	262,372	273,308	267,931	267,401	295,344
Madatorily redeemable preferred partnership interests	33,513	36,802	40,343	44,274	48,596
Contingently redeemable warrants	9,700	4,400	4,200	4,200	6,800
Partners’ deficit and comprehensive loss (1)	(31,520)	(43,352)	(53,618)	(64,750)	(82,790)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$23,565	$17,174	$21,538	$29,512	$41,550
Investing activities	(53,252)	(21,498)	(4,317)	(6,127)	(7,639)
Financing activities	32,088	(2,153)	(18,716)	(13,811)	(17,872)
Capital expenditures (5)	50,241	21,411	4,022	6,127	9,819

Number of truck stops: (at end of period)
Company-operated	34	35	37	37	37
Franchise operations	22	20	23	23	24

Total	56	55	60	60	61

(1)	These amounts and changes are primarily related to our 2004 Refinancing Transactions referred to herein under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The retired debt restructuring costs in 2004 reflect the write-off of unamortized deferred debt issuance costs associated with retired debt.
(2)	Cumulative effect of a change in accounting principle in 2003 reflects the expensing of the initial estimate of the asset retirement obligations, as required by the adoption of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143.

(3)	No provision for income taxes is reflected in the consolidated financial statements because we are a partnership for which taxable income and tax deductions are passed through to our partners.
(4)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.
(5)	Capital expenditures primarily represent the cost of new Petro Stopping Centers, regular capital maintenance, and improvement projects at existing Petro Stopping Centers. Capital expenditures related to new Petro Stopping Centers were $41.0 million and $13.7 million for the years ended December 31, 2000 and 2001, respectively. None of the 2002, 2003, or 2004 capital expenditures were related to new Petro Stopping Centers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanation of Reporting Format

We have two reportable operating segments, company-operated truck stops and franchise operations.

As of December 31, 2004, we operated 37 multi-service truck stops in the United States. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the years ended December 31, 2002, 2003, and 2004, the revenues generated from our company-operated truck stops were $918.1 million, $1.1 billion, and $1.3 billion, respectively.

As of December 31, 2002 and 2003, we were a franchisor to 23 Petro Stopping Center locations and as of December 31, 2004 we were a franchisor to 24 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. For the years ended December 31, 2002, 2003, and 2004, the revenues generated from our franchise operations were $4.8 million, $5.3 million, and $5.7 million, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying consolidated statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from our franchise agreements.

No provision for income taxes is reflected in the accompanying consolidated financial statements because we are a partnership for which taxable income and tax deductions are passed through to our partners.

The following table contains financial information of our reportable operating segments:

	For the Years Ended December 31,
	2002	2003	2004
	(dollars in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$918,125	$1,058,007	$1,300,811
Franchise operations	4,800	5,300	5,700

Total net revenues	$922,925	$1,063,307	$1,306,511

Operating income:
Company-operated truck stops	$22,566	$23,514	$29,053
Franchise operations	4,800	5,300	5,700

Total operating income	$27,366	$28,814	$34,753

	For the Years Ended December 31,
	2002	2003	2004
	(dollars in thousands)
Balance Sheet Data: (at end of period)
Total assets:
Company-operated truck stops	$272,817	$270,840	$288,781
Franchise operations	—	—	—

Total assets	$272,817	$270,840	$288,781

Overview of Operating Results

We are pleased with our financial results for the year ended December 31, 2004. In 2004, our net revenues were $1.3 billion, a 22.9% increase over the prior year. The increase was mostly due to higher fuel revenues as a result of increased fuel gallons sold and an increase in our average retail-selling price of fuel. Our net loss of $14.8 million was $7.2 million higher than in 2003, due to costs associated with our 2004 Refinancing Transactions. The completion of our 2004 Refinancing Transactions allowed us to refinance substantially all of our then existing indebtedness.

We derive our revenues from:

•	The sale of diesel and gasoline fuels;

•	Non-fuel items, including the sale of merchandise and offering of services including truck tire sales and installation, truck maintenance and repair services, on-site vendor lease income, showers, laundry, video games, franchise revenues, fast-food operations, and other operations; and

•	Iron Skillet restaurant operations.

Consolidated Revenues

The following table sets forth our total consolidated revenues by major source:

	For the Years Ended December 31,
	2002		2003		2004
	(dollars in thousands)
Fuel	$684,865	74.2%	$813,083	76.5%	$1,045,544	80.0%
Maintenance Services and Retail (Non-Fuel excluding Restaurant)	172,927	18.7%	181,617	17.1%	188,816	14.5%
Restaurant	65,133	7.1%	68,607	6.4%	72,151	5.5%

Total Net Revenue	$922,925	100.0%	$1,063,307	100.0%	$1,306,511	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $236.8 million, $248.0 million, and $262.3 million for the years ended December 31, 2002, 2003, and 2004, respectively.

2004 Refinancing Transactions

In 2004, we completed our 2004 Refinancing Transactions in which we refinanced substantially all of our existing indebtedness. The 2004 Refinancing Transactions consisted of the following components:

•	The issuance of $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase of our 10 1/2% senior notes due 2007 (the “10 1/2% Notes”);

•	Entering into new senior secured credit facilities with an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million (these credit facilities have since been amended and are described below under “—Liquidity and Capital Resources”);

•	The repayment and retirement of our retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of our 15% Notes and the exchange of approximately 42.2% of our 15% Notes for new senior third secured discount notes (“New Holding Partnership Notes”) (the majority of the remaining portion of the 15% Notes have since been repurchased and are described below under “—Liquidity and Capital Resources”);

•	The extension of the mandatory purchase date of the warrants issued in July of 1999 by Warrant Holdings from August 1, 2004 to October 1, 2009; and

•	The reduction of our trade credit balance with ExxonMobil.

After giving effect to the 2004 Refinancing Transactions, our total consolidated debt increased by $32.6 million and, due to lower interest rates, our estimated associated annual interest expense decreased by approximately $6.2 million.

In connection with the 2004 Refinancing Transactions, the repurchase of all of our 10½% Notes and the majority of our 15% Notes were accounted for as debt extinguishments resulting in the recognition of losses of approximately $6.2 million and $9.3 million, respectively, which included the write-off of unamortized deferred debt issuance costs of approximately $3.2 million and $2.8 million, respectively. These losses are presented as a component of loss before cumulative effect of a change in accounting principle and minority interest on our consolidated statements of operations for the year ended December 31, 2004. Additionally, we capitalized approximately $9.6 million and $3.2 million of debt issuance costs related to the 9% Notes and our exchange offer, respectively.

In connection with the 2004 Refinancing Transactions, we capitalized approximately $2.5 million in debt issuance costs and have written-off approximately $794,000 of unamortized debt issuance costs associated with the refinancing of our retired senior credit facilities.

On July 19, 2004, we completed the exchange of substantially all of our unregistered 9% Notes for 9% Notes that were registered with the Securities and Exchange Commission.

In 2004, the Operating Partnership made distributions of approximately $56.6 million to the Holding Partnership in connection with the 2004 Refinancing Transactions as permitted under the Operating Partnership’s Indenture for the 9% Notes and the agreement governing the senior secured credit facilities. These distributions were made to allow the Holding Partnership to repurchase approximately 54.8% of the 15% Notes.

In addition, the Operating Partnership’s indebtedness permits the Operating Partnership to make distributions to the Holding Partnership in an amount sufficient to allow the Holding Partnership to pay interest on the 15% Notes and its New Holding Partnership Notes and to pay for taxes and administrative expenses. As of December 31, 2004, the Operating Partnership paid approximately $1.7 million with respect to these distributions.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Overview. Net income decreased 94.2% for the year ended December 31, 2004 compared to the year ended December 31, 2003, due primarily to costs of approximately $16.2 million associated with our 2004 Refinancing Transactions. Our net revenues increased 22.9% to $1.3 billion for the year ended December 31, 2004 from $1.1 billion in 2003. The increase was mainly due to higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions and increased fuel gallons sold, in addition to improved non-fuel sales. Operating expenses increased 6.3% to $138.2 million from $130.0 million in 2003, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues.

Fuel. Revenues increased 28.6% to $1.0 billion for the year ended December 31, 2004 compared to $813.1 million in 2003. Fuel revenues increased due to a 22.5% increase in our average retail-selling price per gallon compared to 2003 related to market conditions, as well as a 5.0% increase in our total fuel gallons sold from 2003. Gross profit increased by 24.8% to $50.7 million for the year ended December 31, 2004 compared to $40.6 million in the year ended 2003, despite a 28.8% increase in our cost of fuel.

Maintenance Services and Retail (Non-Fuel excluding Restaurant). Revenues increased 4.0% to $188.8 million for the year ended December 31, 2004 compared to $181.6 million in 2003. Gross profit increased 4.3% to $105.6 million for the year ended December 31, 2004 from $101.2 million in 2003. The increases in revenues and gross profit were due primarily to a 4.5%, or $7.5 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes.

Restaurant. Revenues increased 5.2% to $72.2 million for the year ended December 31, 2004 compared to $68.6 million in 2003, due to an increase of 6% in our average ticket price, offset by a slightly lower customer count. Gross profit in the restaurants improved by 4.8%, or $2.3 million, compared to 2003, due to the increase in revenues, partially offset by an increase in food costs.

Costs and Expenses. Total costs and expenses increased 22.9% to $1.3 billion for the year ended December 31, 2004 compared to $1.0 billion in 2003. Cost of sales increased 25.9% or $226.4 million from 2003 mainly due to a 28.8% increase in our cost of fuel. Operating expenses increased 6.3% or $8.2 million to $138.2 million compared to 2003, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues. General and administrative expenses increased 14.8% to $17.6 million compared to $15.4 million in 2003, due primarily to higher employee-related costs and an increase in professional services expenses.

Loss on Retirement of Debt. In 2004, we recognized a loss of $15.4 million related to the repurchase and redemption of all of our 10 1/2% Notes and the majority of our 15% Notes, in connection with our 2004 Refinancing Transactions.

Retired Debt Restructuring Costs. In 2004, we recognized a loss of $794,000 on the write-off of unamortized deferred debt issuance costs associated with the refinancing of our retired senior credit facilities related to our 2004 Refinancing Transactions.

Equity in Income of Affiliate. In 2004, we recognized income of $664,000 related to our investment in the Wheeler Ridge facility in Southern California compared to $476,000 of income for the year ended December 31, 2003.

Interest Expense. Interest expense decreased 3.4% to $33.8 million compared to $35.0 million in 2003, due primarily to the decrease in the interest rate on our debt outstanding in the current year after the completion of our 2004 Refinancing Transactions, partially offset by an increase in our debt outstanding and the classification of our accrual of preferred returns on our mandatorily redeemable preferred partnership interests as interest expense, as required by Statement of Financial Accounting Standards No. 150.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Overview. Operating income increased for the year ended December 31, 2003 compared to the year ended December 31, 2002 by $1.3 million, mainly due to the addition of two new company-operated sites and lower depreciation. Our net revenues increased 15.2% to $1.1 billion for the year ended December 31, 2003 from $922.9 million in 2002, primarily due to higher fuel revenues as a result of an increase in our average retail-selling price of fuel and the addition of our new sites. On a comparable unit basis, net revenues increased by 10.5% to $1.0 billion from $915.3 million in 2002, due to the increase in our average retail-selling price of fuel, partially offset by a decrease in the volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit in 2003 if it was open twelve months in 2002. During 2003 we had 34 company-operated comparable units out of a total of 36 company-operated units at December 31, 2003, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income of affiliate. Operating expenses increased 7.5% to $130.0 million from $121.0 million in 2002, due primarily to the addition of our new sites.

Fuel. Revenues increased 18.7% to $813.1 million in 2003 compared to $684.9 million in 2002. Fuel revenues increased due to a 14.0% increase in our average retail-selling price per gallon compared to 2002 as well as the addition of our new sites. Gross profit increased by 7.3% to $40.6 million in 2003 compared to $37.8 million in 2002. On a comparable unit basis, fuel revenues increased 13.5% due to a 13.7% increase in our average retail-selling price per gallon, partially offset by a decrease of 0.2% in fuel volumes compared to 2002. On a comparable unit basis, gross profit increased by 0.7% or $278,000 for the year ended December 31, 2003 compared to the year ended December 31, 2002.

Maintenance Services and Retail (Non-Fuel excluding Restaurant). Revenues increased 5.0% to $181.6 million in 2003 from $172.9 million in 2002. Gross profit increased 5.9% to $101.2 million in 2003 from $95.5 million in 2002. The increases in these revenues and gross profit were primarily due to a 5.4%, or $8.6 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, due primarily to the addition of our new sites. On a comparable unit basis, maintenance services and retail revenues increased 2.4%, or $4.1 million, compared to 2002 and gross profit increased 3.3% or $3.1 million compared to 2002.

Restaurant. Revenues increased 5.3% to $68.6 million in 2003 compared to $65.1 million in 2002, due to the addition of our new sites. Gross profit in the restaurants improved by 2.4% or $1.1 million compared to 2002. On a comparable unit basis, restaurant revenues increased by 0.5%, or $320,000, from 2002, due to an increase of 2.1% in our average ticket price, while gross profit decreased by 2.2%, or $1.0 million, from 2002, due to a 7.2%, or $1.3 million, increase in our food costs.

Costs and Expenses. Total costs and expenses increased 15.5% to $1.0 billion in 2003 compared to $896.1 million in 2002. Cost of sales increased 17.6%, or $130.8 million, from 2002, primarily due to a 14.7% increase in our average cost of fuel per gallon and the addition of our new sites. Operating expenses increased 7.5% to $130.0 million compared to $121.0 million in 2002, due primarily to the addition of our new sites. On a comparable unit basis, total costs and expenses increased 10.7%, or $95.4 million, compared to 2002. On a comparable unit basis, costs of sales increased 12.7%, or $93.6 million, from 2002, primarily due to a 14.4% increase in our average cost of fuel per gallon. On a comparable unit basis, operating expenses increased 2.2%, or $2.7 million, compared to 2002, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues. General and administrative expenses remained relatively flat to prior year at $15.4 million.

Write-Down of Land Held for Sale. In accordance with our accounting policy of recording our land held for sale at the lower of carrying amount or fair value less cost to sell, we recognized a write-down of $908,000 in 2003.

Equity in Income of Affiliate. We recognized income of $476,000 in 2003 related to our investment in the Wheeler Ridge facility in Southern California compared to $406,000 of income in the year ended December 31, 2002.

Interest Expense. Interest expense increased 3.3% or $1.1 million to $35.0 million compared to 2002, due primarily to the increased accretion on the 15% Notes, partially offset by the decrease in both our borrowings and interest rates in the current year.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from our operations and the available borrowing under the revolving credit portion of our credit facility.

Cash Flows

We had cash flows from operations of $29.5 million and $41.6 million for the years ended December 31, 2003 and 2004, respectively. The increase in cash flows was primarily due to the timing of payments due to affiliates for fuel purchases, offset by the timing of receipts related to trade accounts receivables and variations in the timing of payments for trade accounts payable and other current liabilities, in addition to an increase in operating income for the year ended December 31, 2004, offset by the 2004 Refinancing Transactions, in which we repurchased and exchanged approximately 54.8% and 42.2%, respectively, of our 15% Notes.

We had negative working capital of $19.4 million at December 31, 2003 and working capital of $7.0 million at December 31, 2004. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for fuel purchases can generally be made over a longer period of time; however, due to our amended senior secured credit facility and the associated reduction in the current portion of long-term debt and the related increase in cash, we had positive working capital at December 31, 2004. Approximately 91.3% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Available Borrowings Under the Revolving Credit Facilities

Available borrowing capacity under the revolving credit portion of our credit facilities was $15.4 and $14.4 million at December 31, 2003 and 2004 respectively.

We currently have senior secured credit facilities in an aggregate principal amount of $61.3 million, consisting of a four-year revolving credit facility of $40.0 million ($5.0 million of which is restricted to the issuance of letters of credit), and a four-year term loan facility of $21.3 million. Any funds drawn on our senior secured credit facilities are secured by substantially all of our assets and the guarantees of each of our subsidiaries. As of December 31, 2004, we were in compliance with all financial covenants under our senior secured credit facilities.

Under the revolving credit portion of our senior secured credit facilities, $40.0 million is available on a revolving basis until maturity at February 9, 2008. Interest on drawn funds is paid at maturity or quarterly if the term is greater than three months at a current spread of 1.50% above the bank’s base rate or 2.75% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.50% per quarter on undrawn funds are paid quarterly. At December 31, 2004, we had no borrowings outstanding under the revolving credit portion of our senior secured credit facilities and had $10.6 million in standby letters of credit outstanding, which reduce our borrowing capacity under the revolving credit portion of our senior secured credit facilities on a dollar for dollar basis. Approximately $7.6 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverage.

As of December 31, 2004, we had $21.3 million outstanding under our term loan facility. We made three scheduled quarterly payments of approximately $1.3 million each on March 31, 2004, June 30, 2004, and September 30, 2004. On January 21, 2005, we amended our senior secured credit facilities so that the outstanding principal amount of our term loan is now due in full on February 9, 2008.

Our senior secured credit facilities, the Indenture for our 9% Notes, the 15% Notes, and the New Holding Partnership Notes each contain certain covenants that place limitations on the operation of our business, including without limitation, covenants with respect to the following matters: (i) limitation on incurrence of debt; (ii) limitation on operating leases; (iii) limitation on restricted payments; (iv) limitation on liens; (v) limitation on dividends and other payments affecting restricted subsidiaries; (vi) limitation on issuance and sale of capital interests in restricted subsidiaries; (vii) limitation on asset sales; (viii) limitation on transactions with affiliates; (ix) limitation on sale and leaseback transactions; (x) limitation on creation of unrestricted subsidiaries; and (xi) in the case of the senior secured credit facilities, financial covenants covering leverage, capital expenditures, EBITDA (as defined therein), and fixed charge coverage.

Liquidity and Capital Resource Requirements

The following is a summary of our contractual obligations as of December 31, 2004:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt (including interest and unamortized discounts)	$505,587	$27,044	$47,861	$69,263	$361,419
New site capital expenditures	42,500	42,500	—	—	—
Operating leases	36,922	4,454	7,119	6,561	18,788
Employment agreements	1,531	1,531	—	—	—
Mandatorily redeemable preferred partnership interests	70,818	—	—	70,818	—
Contingently redeemable warrants	6,800	—	—	6,800	—
Other long-term liabilities (1)	5,562	70	329	—	5,163

Total financial obligations	$669,720	$75,599	$55,309	$153,442	$385,370

(1)	Represents cash outflows by period for certain of our long-term liabilities in which cash outflows could be reasonably estimated. The primary items included are estimates of our asset retirement obligations for our underground storage tank removal costs and sewage plant waste removal costs, as well as accrued environmental expenditures.

In addition to the above, we have an annual volume commitment associated with contracts with the ExxonMobil Suppliers (the “ExxonMobil Supply Agreements”) as discussed in more detail in Note 8 to notes to consolidated financial statements included herein. These purchase obligations are made by the ExxonMobil Suppliers for us on the open market at prices determined largely by supply and competitive conditions. We have excluded these purchase obligations from the table above as they cannot reasonably be estimated.

Short-Term Requirements

Our primary short-term cash requirements include working capital, employment agreements, indebtedness, interest on our debt, and capital expenditures. We believe that cash flow from operations and our revolving credit facilities should be sufficient to satisfy our short-term operating and capital needs.

Capital expenditures on our truck stop network totaled $4.0 million, $6.1 million, and $9.8 million for the years ended December 31, 2002, 2003, and 2004, respectively. There were no costs associated with the acquisition and construction of new facilities for either of the years. The increase in 2004 includes $4.1 million for the purchase of the land at our Hammond, Louisiana site. We currently expect to invest approximately $9.8 million during 2005 on capital expenditures related to regular capital maintenance and improvement projects on existing Petro Stopping Centers, as well as volume building projects. The $9.8 million does not include potential new site acquisitions. These capital outlays will be funded through borrowings under our senior secured credit facilities and internally generated cash.

During the first quarter of 2005, we entered into agreements for the acquisition of four sites. We have completed the purchase of three sites, two of which were existing Petro Stopping Centers owned by one of our franchisees and became company-operated sites following the closing of the related transactions. The fourth site is also an existing Petro Stopping Center owned by one of our franchisees and will become a company-operated site following the closing of the purchase transaction. We believe that the acquisition of this site will occur during the third quarter of 2005. The aggregate costs to acquire these sites are expected to be approximately $42.5 million.

In addition, the Operating Partnership’s indebtedness permits the Operating Partnership to make distributions to the Holding Partnership in an amount sufficient to allow the Holding Partnership to pay interest on the 15% Notes and its New Holding Partnership Notes and to pay for taxes and administrative expenses. The Operating Partnership expects to pay approximately $2.6 million related to these distributions during 2005.

On February 15, 2005, the Operating Partnership provided a distribution of $3.5 million to the Holding Partnership that allowed it to repurchase the majority of the remaining portion of the 15% Notes at a redemption price of 107.5%. This was accounted for as a debt extinguishment resulting in the recognition of a loss of approximately $244,000.

Long-Term Requirements

Our anticipated long-term commitments include indebtedness and operating leases as set forth in the table above. Other possible long-term uses of cash include:

•	expansion of our network through building or acquiring new sites; and

•	capital improvements to existing locations.

Based on the foregoing, we believe that internally generated funds, together with amounts available under our senior secured credit facilities, will be sufficient to satisfy our cash requirements for operations and debt service through 2005 and the foreseeable future thereafter; provided however, that our ability to satisfy such obligations and maintain covenant compliance under our senior secured credit facilities, is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive conditions. Some of these risks are described below under “Risk Factors.”

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 2 of notes to consolidated financial statements included herein for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

Partial Self-Insurance

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per-occurrence basis. For the year ended December 31, 2004, we paid approximately $8.6 million on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the year ended December 31, 2004, aggregated provisions amounted to approximately $9.0 million. At December 31, 2004, the aggregated accrual amounted to approximately $7.8 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points based upon our estimates about the future redemption rate of Petro points outstanding. A change to these estimates could have an impact on our liability and results of operations in the year of change as well as future years.

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

Valuation of Contingently Redeemable Warrants

At each balance sheet date, we determine whether a change in the value of the contingently redeemable warrants has occurred. Due to our 2004 Refinancing Transactions, we have determined that an updated valuation calculation of the contingently redeemable warrants was necessary. Since we do not have publicly traded equity securities, we will determine the value of the contingently redeemable warrants utilizing a method similar to the one provided in our goodwill impairment valuation to determine an approximation of the fair value of our partnership interests. This valuation methodology is based on an average of three approaches: recent public transactions, recent private transactions, and the discounted cash flow method. Any changes in the fair value are allocated on a pro rata basis to the general and limited partners. As of December 31, 2003 and 2004, we valued the contingently redeemable warrants at $4.2 million and $6.8 million, respectively.

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer. Upon adoption of SFAS No. 150, an entity reports the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value or other measurement attribute required by this statement. On January 1, 2004, we adopted this statement and were required to reclassify our Class A mandatorily redeemable preferred partnership interests and the accrued preferred return of our Class B mandatorily redeemable preferred partnership interests as liabilities. We believe that these financial instruments were already measured in accordance with SFAS No. 150 and, as such, the adoption of SFAS No. 150 required no cumulative effect of a change in accounting principle on our statement of operations. Due to the implementation of SFAS No. 150 and its requirement to classify the accrual of preferred returns on these financial instruments as interest expense, our 2004 interest expense increased by approximately $3.7 million compared to 2003.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which replaces the original Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” issued in October 1995. This standard addresses the accounting for transactions where an entity obtains employee services in share-based payment transactions. The effective dates vary depending on the type of reporting entity. Non-public companies, such as ourselves, must apply the revised standard as of the beginning of the first annual reporting period that begins after December 15, 2005. We do not believe that the adoption of this revised standard will have a significant impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have engaged in only limited hedging activities and have not entered into significant long-term contracts with fuel suppliers other than the two ten-year supply agreements with ExxonMobil entered into in July 1999. Under the terms of one of these agreements, the ExxonMobil Suppliers will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in certain markets and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments, at the prices set forth in the agreements. See Note 8 of notes to consolidated financial statements for the year ended December 31, 2004. Both supply agreements qualify as normal purchasing contracts and as such are not accounted for as derivatives under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). As of and for the years ended December 31, 2003 and 2004, we were not party to any futures or option contracts.

As of December 31, 2003 and 2004, the carrying amounts of certain financial instruments employed by us, including cash and cash equivalents, trade accounts receivable, trade accounts payable, and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of our senior secured credit facilities approximate fair value due to the floating nature of the related interest rates. Our principal market risk as it relates to long-term debt is exposure to changes in interest rates. The fair value of the 10 1/2% Notes, the 9% Notes, the 15% Notes, and the New Holding Partnership Notes have been estimated based on quoted market prices for the same or similar issues. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31:

	2003		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Long-term debt
Fixed rate	$226,616	$237,625	$274,094	$295,216
Average interest rate	12.8%	—	11.0%	—
Variable rate	$40,785	$40,785	$21,250	$21,250
Average interest rate	4.5%	—	5.8%	—

Currently, we are managing our exposure to interest rates using a mix of fixed and floating rate debt as deemed appropriate by management. Historically, we had only limited involvement with derivative financial instruments and have not used them for trading purposes. We have used derivatives to manage well-defined interest rate risks. At December 31, 2002, we were party to an interest rate swap agreement that was a cash flow hedge and qualified for the shortcut method under SFAS No. 133. Under this agreement, we paid a fixed rate of 3.86% on a portion of our retired senior secured credit facilities instead of a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The interest rate swap agreement expired by its terms on December 31, 2003. The transaction effectively changed a portion of our interest rate exposure on the retired credit facilities from a floating rate to a fixed rate basis. For the years ended December 31, 2002 and 2003, the effect of the swap was to increase the rate we were required to pay by 2.0% and 2.6%, respectively, which resulted in additional interest expense of approximately $379,000 and $495,000, respectively.

RISK FACTORS

Although it is not possible to predict all risks that may affect future results, these risks may include, but are not limited to, the following:

Risks Related to Our Financial Condition and Structure

Our debt results in significant debt service obligations and limitations.

We have incurred substantial debt and, as a result, have significant debt service obligations. At December 31, 2004, our total debt was $295.3 million. We also had approximately $14.4 million in additional borrowing availability under our senior secured credit facilities, subject to certain conditions. In 2004, we had interest expense of $33.8 million, $21.7 million of which was payable in cash, and capital expenditures of $9.8 million. During 2004, we generated net loss of $14.8 million and cash flow from operations of $41.6 million.

In the future, we may engage in operating sale and leaseback, or other lease transactions, which would add new operating expenses and could reduce our cash flow from operations.

This poses important consequences to our noteholders, including risks that:

•	payments on our debt will be so large that we will not be able to make any payments on our outstanding notes;

•	we will not be able to refinance the notes at maturity;

•	we will use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for expansion, working capital, capital expenditures, and other general corporate purposes;

•	we may be unable to obtain additional financing on satisfactory terms or to otherwise fund working capital, capital expenditures, and other general corporate requirements;

•	our degree of leverage may hinder our ability to adjust rapidly to changing market conditions and could make us more vulnerable to downturns in the economy generally or in our industry; and

•	our failure to comply with the financial and other covenants applicable to our debt could result in an event of default, which would have a material adverse effect on us.

We may not be able to generate the cash necessary to service our debt, which would require us to refinance our debt or default on our scheduled debt payments.

As discussed above, we will need a significant amount of cash to service our debt. Our ability to generate cash depends on the success of our financial and operating performance. Our historical financial results have been, and our future financial results are expected to be, subject to fluctuation. In addition, we may engage in sale and leaseback, or other lease transactions, which would increase our operating expenses and/or reduce our cash flow from operations and EBITDA. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to satisfy all our obligations or to fund our other liquidity needs. For example, in four of the last five years, our net interest expense, plus our capital expenditures have exceeded our cash flow from operations. We do not expect to be able to pay the principal amount of the notes at maturity with cash flows from operations. Therefore, we will probably have to refinance our outstanding notes. We cannot predict whether this will be possible.

Risks Related to Our Business, Strategy, Operations and Ownership

If we pursue a growth strategy involving capital expenditures or leases, that will increase risks for our noteholders.

Between 1999 and 2001, we pursued an aggressive growth strategy requiring extensive capital expenditures for purchases of land and construction of Petro Stopping Centers. The resumption of the growth of our network through building new sites or acquiring truck stops could pose significant risks for our noteholders. A typical Petro Stopping Center takes approximately 9 to 12 months to build. We estimate that Petro Stopping Centers built in the next several years may, depending on certain factors, cost between $10.0 million and $12.0 million each, including site preparation costs, paving, and local construction costs, but excluding land acquisition costs. Acquiring existing truck stops and conforming them to our requirements would also require significant funds. In addition, acquisitions are subject to various risks generally associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of acquired businesses, and the potential loss of customers and employees. Additional borrowings or operating leases, to finance a growth strategy could increase our debt service costs and could decrease cash flow from operations.

Since we depend upon franchisees to maintain the scope of our network, our results could be adversely affected if we lose franchisees.

As of December 31, 2004, we have 37 sites owned or operated by us and 24 sites owned and operated by independent franchisees. We are substantially dependent on the stable financial condition of these independent franchisees and their operating in accordance with our standards because they constitute 39.3% of our branded Petro locations and play an important role in our ability to market our nationwide network of Petro Stopping Centers to large fleet customers. In addition, in 2004, we derived 2.8% of our gross profit from franchise royalties and other related franchise payments. A significant decline in the number of locations in our network or in the quality of their services would adversely impact our operating results and our ability to maintain and attract large fleet customers.

We face certain risks related to our operation of Iron Skillet restaurants at our full-size Petro Stopping Centers.

Each full-size Petro Stopping Center includes our Iron Skillet restaurant. By operating restaurant facilities, we face risks related to:

•	our ability to obtain and maintain necessary governmental licenses, permits, and approvals relating to the preparation and sale of food;

•	health inspection scores;

•	food quality;

•	the availability and timely delivery of high-quality fresh ingredients, including fresh produce, dairy products, and meat; and

•	food-borne illnesses.

If we are unable to effectively manage these risks, we may experience negative publicity related to these matters, and such negative publicity may extend more generally to our Petro brand name and image. This negative publicity could reduce guest traffic in our Iron Skillet restaurants and our Petro Stopping Centers, which would adversely affect our results of operations.

We are subject to extensive franchise regulation.

Various state and federal laws govern our relationship with our franchisees. If we fail to comply with these laws, we could be subject to liability to franchisees and to fines or other penalties imposed by governmental authorities.

We are highly dependent on our key personnel.

Our future success depends to a significant extent on the efforts and abilities of our management team. Our key personnel have a great deal of experience in the truck stop industry. The loss of the services of certain of these individuals could have a material adverse effect on our business, financial condition, and results of operations. We believe that our future success also will depend significantly upon our ability to attract, motivate, and retain additional highly skilled managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, assimilating, and retaining the personnel we require to grow and operate profitably.

We are controlled by the Cardwell Group, Mobil Long Haul, and Volvo and their interests may conflict with the interests of holders of our outstanding notes.

The Cardwell Group, Mobil Long Haul, and Volvo Petro Holdings, LLC (“Volvo”) together control 100% of our voting power. Consequently, the Cardwell Group, Mobil Long Haul, and Volvo have the power to appoint all of the members of the Board of Directors of the Company and to control our direction and future operations. As a result, circumstances could arise in which the interests of the Cardwell Group, Mobil Long Haul, and Volvo, as equity holders, could be in conflict with interests of the holders of our outstanding notes. Such as, if we encounter financial difficulties or are unable to pay our debts as they mature. In addition, the equity investors may have an interest in pursuing acquisitions, divestitures, financings, lease transactions, or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the notes.

Risks Particular to Our Industry

We are highly dependent on fuel sales which have low margins.

During 2004, net revenues from our fuel sales accounted for approximately 80% of our net revenues. The volume of fuel sold by us and the profit margins associated with these sales are affected by numerous factors outside of our control, including the condition of the long-haul trucking industry, the supply and demand for these products, and the pricing policies of competitors. Fuel sales generate very low gross margins. In 2004, we had gross profit of $50.7 million on net fuel sales of $1.0 billion.

During 2004, we purchased 72.9% of our fuel through the ExxonMobil Suppliers pursuant to fuel supply agreements. Approximately 67.8% of this fuel was third-party fuel purchased through the ExxonMobil Suppliers. These purchases are made by the ExxonMobil Suppliers for us on the open market at prices determined largely by supply and competitive conditions. Thus, our profit margins on fuel can fluctuate substantially in very short periods of time. Gross margin per gallon has declined since 1993 and a further material decline in gross margin per gallon would adversely affect our profitability.

The U.S. truck stop industry is highly competitive and fragmented, and our competitors may have greater resources or other competitive advantages.

The travel center and truck stop industry is highly competitive and fragmented. We believe there are approximately 2,400 multi-service and pumper truck stops located in the United States. Approximately

30% of these truck stops are operated by five national chains, of which we are one. Although we seek to differentiate our products and services by providing the “quality difference,” our products and services are widely available. Long-haul trucks can obtain the products and services we provide from a wide variety of sources, including their own fueling terminals, large truck stops, limited service fueling facilities, and some large gas stations. Almost all Petro Stopping Centers have at least one competitor within a short distance. Certain of our competitors offer fuel at discount prices, which has caused severe price competition in certain of our markets from time to time. In addition, we compete for the business of long-haul truck fleets, which frequently demand discounts on fuel purchases and in some cases choose to do business in a particular market only with lower cost fuel providers. All these factors combine to produce intense price competition and low margins for our business. In 2004, we had revenues of $1.3 billion, net loss of $14.8 million, and operating cash flow of $41.6 million.

Our Petro:Lube operations compete with other national and truck stop chains, full-service independently owned and operated truck stops, fleet maintenance terminals, independent garages, truck dealerships, and auto parts service centers. We compete with a variety of establishments located within walking distance of our sites, including convenience stores, drug stores, full-service restaurants, and fast food restaurants.

Certain of our principal competitors have substantially greater financial and marketing resources than we do. If our competitors adopt pricing strategies or marketing policies that we do not meet, if they provide products or services that we do not offer, or if we are otherwise unable to compete effectively, our competitors could gain market share and have an adverse effect on our operating results.

The truck stop industry is highly dependent on the financial condition of the trucking industry.

Our business is dependent upon the trucking industry in general and upon long-haul trucks in particular. In turn, the trucking industry is dependent on economic factors, such as the level of domestic economic activity and interest rates and operating factors such as fuel prices and fuel taxes, over which we have no control and which could contribute to a decline in truck travel. The long-haul trucking business is also a mature industry that has historically been susceptible to recessionary downturns. Available data indicate that diesel consumption by the trucking industry has grown more slowly than trucking ton-miles, as technological improvements in truck engines have increased their fuel efficiency. In addition, many small trucking companies have filed for bankruptcy protection in recent years. A decline in operations by the long-haul trucking industry would adversely affect us.

We derive a significant percentage of our revenues from sales of fuel and non-fuel products and services to trucking fleets. The services required by any one fleet customer can be limited by a number of factors, including industry consolidation, economic slowdown, and decisions to outsource fewer activities. Travel center and truck stop chains compete aggressively for fleet account business, and any significant reduction in fleet accounts or sales to those accounts could have a material adverse effect on us. We cannot assure you as to the continuation of the current level of our sales to fleets.

Our profitability can be significantly impacted by cyclical factors beyond our control such as decreases in manufacturing output.

The volume of truck shipments is in part dependent on changes in manufacturing output. Sustained decreases in manufacturing production, such as occurred in 2001 and 2002, can significantly reduce truck traffic, which in turn reduces fuel purchases and visits to our Petro Stopping Centers, and negatively impacts our results of operations.

A domestic terrorist incident affecting the trucking industry could adversely affect our business.

A domestic terrorist incident, particularly an incident involving a truck, could produce adverse effects on our business in several ways, including:

•	a reduction in the volume of truck traffic for more than a brief period;

•	the bankruptcy of certain trucking companies; and

•	the imposition of additional regulations affecting truck traffic, increasing the expenses of truck operations and businesses that service trucks or provide overnight facilities for trucks and truck drivers, such as our business. For example, additional fences or other security for parked trucks might be required.

The occurrence of any of these effects could have a material negative impact on our results of operations.

We are subject to environmental laws and regulations and the cost of compliance with these requirements could negatively impact the results of our operations.

A significant portion of our business consists of storing and dispensing petroleum products, activities that are subject to increasingly stringent regulation by both the federal and state governments. Moreover, governmental authorities can impose significant fines and penalties on us for any alleged noncompliance with environmental requirements. In addition, under certain environmental laws, private parties can bring lawsuits against us for any property damage or personal injury that allegedly is caused by our operations. We may incur increased expenditures if additional requirements are imposed by federal and state governments, or we fail to comply with environmental requirements and are fined or penalized, or if we must defend or settle lawsuits that might be brought by private parties.

In addition, under various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances (including petroleum and petroleum products) on, under, in, or migrating from such property. Certain laws impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. As a result of work done in 1999 to upgrade our storage tanks as required by state and federal law, soil and groundwater contamination was discovered at our Corning, California facility. We are currently monitoring the contamination and anticipate some remediation will be required. We have incurred approximately $421,000 in investigation and monitoring costs as of December 31, 2004 related to our Corning, California facility. Moreover, under certain environmental laws, persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment site, regardless of whether such site is owned or operated by such person and regardless of whether the original disposal or treatment activity accorded with applicable requirements. As a result of our business and the quantity of petroleum products we handle, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future for the remediation of such contamination.

A disruption in the supply of fuel could adversely affect our profitability.

Since we maintain approximately a two-to-three day supply of fuel, we would be adversely affected in the event of a disruption in our supply of fuel. In addition, sharp increases in fuel prices at truck stops have historically tended to lead to temporary declines in fuel margins. Fuel prices have risen sharply in the recent past and may continue to rise. We experienced rapid increases in the cost of fuel during late 2000 and early 2001 due to the interaction of several factors including low inventories, high demand caused by a spike in the cost of natural gas, and an unusually cold winter on the east coast of the United States. Other factors which have had significant effects on fuel prices include: major global conflicts, especially those involving the U.S. and/or oil producing countries, strikes or political conflict in oil producing countries, intervention by OPEC in the form of restricted output, and changes in output by domestic oil refineries.

In the future, interruptions in world fuel markets may cause shortages in, or total curtailment of, fuel supplies. Moreover, a substantial portion of the oil refining capacity in the United States is controlled by major oil companies. These companies could in the future decide to limit the amount of fuel sold to independent operators like us. Although the ExxonMobil Suppliers provide fuel to us, a significant portion of our fuel needs continues to be supplied from third-parties contracted by them. In addition, any new standards that the EPA may impose on refiners that would necessitate changes in the refining process could limit the volume of petroleum products available from refiners in the future. A material decrease in the volume of fuel sold for an extended time period would have a material adverse effect on our results of operations. Similarly, an extended period of instability in the price of fuel could adversely affect our results.

In addition, our patronage by customers desiring to purchase fuel accounts for a significant portion of customer traffic and has a direct impact on the revenues and profitability of our other operations, including our restaurant and non-fuel operations. Accordingly, any significant reductions in fuel supplies or other reductions in fuel volume would materially adversely affect our results.

Item 8. Financial Statements and Supplementary Data

PETRO STOPPING CENTERS HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$18,023	$34,062
Trade accounts receivable, net	1,315	2,074
Inventories, net	25,410	27,494
Other current assets	1,215	2,491
Due from affiliates	3,396	4,017

Total current assets	49,359	70,138

Property and equipment, net	208,373	200,532
Deferred debt issuance costs, net	7,228	13,167
Other assets	14,306	12,865
Goodwill	31,881	31,881

Total assets	$311,147	$328,583

Liabilities and Partners’ Deficit
Current liabilities:
Current portion of long-term debt	$9,500	$3,250
Trade accounts payable	13,928	15,334
Accrued expenses and other liabilities	26,201	32,114
Due to affiliates	19,104	12,420

Total current liabilities	68,733	63,118

Other Liabilities	789	765
Mandatorily redeemable preferred partnership interests	—	43,596
Long-term debt, excluding current portion	257,901	292,094

Total long-term liabilities	258,690	336,455

Total liabilities	327,423	399,573

Commitments and contingencies

Mandatorily redeemable preferred partnership interests	44,274	5,000

Contingently redeemable warrants	4,200	6,800

Partners’ deficit
General partner’s	(1,568)	(1,769)
Limited partners’	(62,724)	(80,588)
Negative capital accounts of minority partners in consolidated subsidiaries	(458)	(433)

Total partners’ deficit	(64,750)	(82,790)

Total liabilities and partners’ deficit	$311,147	$328,583

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Net revenues:
Fuel (including motor fuel taxes)	$684,865	$813,083	$1,045,544
Non-fuel	238,060	250,224	260,967

Total net revenues	922,925	1,063,307	1,306,511

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	647,039	772,486	994,865
Non-fuel	96,032	101,426	105,483
Operating expenses	120,954	129,967	138,160
General and administrative	15,440	15,364	17,633
Depreciation and amortization	16,671	15,906	15,923
(Gain) loss on disposition of fixed assets	(2)	18	86

Total costs and expenses	896,134	1,035,167	1,272,150

Operating income	26,791	28,140	34,361
Write-down of land held for sale	—	(908)	—
Loss on retirement of debt	—	—	(15,429)
Retired debt restructuring costs	—	—	(794)
Equity in income of affiliate	406	476	664
Interest income	64	69	187
Interest expense	(33,843)	(34,970)	(33,792)

Loss before cumulative effect of a change in accounting principle and minority interest	(6,582)	(7,193)	(14,803)
Cumulative effect of a change in accounting principle	—	(397)	—

Loss before minority interest	(6,582)	(7,590)	(14,803)
Minority interest in income of consolidated subsidiaries	36	44	25

Net loss	(6,618)	(7,634)	(14,828)
Accrual of preferred return on mandatorily redeemable preferred partnership interests	(3,541)	(3,931)	(600)

Net loss applicable to common partners	$(10,159)	$(11,565)	$(15,428)

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT AND

COMPREHENSIVE LOSS

(in thousands)

	General Partners’ Deficit	Limited Partners’ Deficit	Negative Capital Accounts of Minority Partners in Consolidated Subsidiaries	Accumulated Other Comprehensive Loss	Total Partners’ Deficit
Balances, December 31, 2001	$(1,326)	$(41,324)	$(538)	$(164)	$(43,352)
Net loss	(74)	(6,580)	36	—	(6,618)
Unrealized loss on cash flow hedging derivative:
Unrealized holding loss arising during the Period				(671)	(671)
Less: reclassification adjustment for loss realized in net loss				379	379

Net change in unrealized loss				(292)	(292)

Comprehensive loss					(6,910)

Accrual of preferred return on mandatorily redeemable preferred partnership interests	(40)	(3,501)	—	—	(3,541)
Partners' minimum tax distributions	—	(15)	—	—	(15)
Valuation adjustment of contingently redeemable warrants	2	198	—	—	200

Balances, December 31, 2002	(1,438)	(51,222)	(502)	(456)	(53,618)
Net loss	(86)	(7,592)	44	—	(7,634)
Unrealized loss on cash flow hedging derivative:
Unrealized holding loss arising during the period				(39)	(39)
Less: reclassification adjustment for loss realized in net loss				495	495

Net change in unrealized loss				456	456

Comprehensive loss					(7,178)

Accrual of preferred return on mandatorily redeemable preferred partnership interests	(44)	(3,887)	—	—	(3,931)
Partners’ minimum tax distributions	—	(23)	—	—	(23)

Balances, December 31, 2003	(1,568)	(62,724)	(458)	—	(64,750)
Net loss	(166)	(14,687)	25	—	(14,828)
Accrual of preferred return on mandatorily redeemable preferred partnership interests	(7)	(593)	—	—	(600)
Valuation adjustment of contingently redeemable warrants	(28)	(2,572)	—	—	(2,600)
Partners’ minimum tax distributions	—	(12)	—	—	(12)

Balances, December 31, 2004	$(1,769)	$(80,588)	$(433)	$—	$(82,790)

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Cash flows from operating activities:
Net loss	$(6,618)	$(7,634)	$(14,828)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest in income of consolidated subsidiaries	36	44	25
Depreciation and amortization	16,671	15,906	15,923
Write-off of original issue discount	—	—	19,443
Write-off of deferred financing costs associated with retired debt	—	—	6,844
Cumulative effect of a change in accounting principle	—	397	—
Deferred debt issuance cost amortization and accretion of original issue discount	14,768	17,410	6,292
Preferred return on madatorily redeemable preferred partnership interests	—	—	3,722
Provision for bad debt	209	144	157
Equity in income of affiliate	(406)	(476)	(664)
(Gain) loss on disposition of fixed assets	(2)	18	86
Write-down of land held for sale	—	908	—
Other operating activities	—	46	39
Increase (decrease) from changes in:
Trade accounts receivable	1,106	1,135	(916)
Inventories	(2,587)	1,918	(2,084)
Other current assets	(188)	117	(1,276)
Due from affiliates	374	(1,350)	(621)
Due to affiliates	1,157	418	(6,684)
Trade accounts payable	(3,022)	308	9,891
Accrued expenses and other liabilities	40	203	6,201

Net cash provided by operating activities	21,538	29,512	41,550

Cash flows from investing activities:
Proceeds from disposition of fixed assets and land held for sale	20	22	2,758
Purchases of property and equipment	(4,022)	(6,127)	(9,819)
Increase in other assets, net	(315)	(22)	(578)

Net cash used in investing activities	(4,317)	(6,127)	(7,639)

Cash flows from financing activities:
Repayments of bank revolver	(26,000)	(23,000)	(4,500)
Proceeds from bank revolver	25,500	23,000	4,500
Repayments of long-term debt	(17,541)	(15,664)	(289,605)
Proceeds from long-term debt issuance	—	—	304,368
Change in book cash overdraft	(660)	2,972	(8,323)
Partners’ minimum tax distributions	(15)	(23)	(12)
Payment of debt issuance costs and discount	—	(1,096)	(24,300)

Net cash used in financing activities	(18,716)	(13,811)	(17,872)

Net (decrease) increase in cash and cash equivalents	(1,495)	9,574	16,039
Cash and cash equivalents, beginning of period	9,944	8,449	18,023

Cash and cash equivalents, end of period	$8,449	$18,023	$34,062

Supplemental cash flow information -
Interest paid during the period	$19,178	$17,521	$21,725
Non-cash activities -
Preferred return on mandatorily redeemable preferred partnership interests	3,541	3,931	4,322
Valuation adjustment of contingently redeemable warrants	(200)	—	2,600
Outstanding principal amount on revolving credit facility converted to a term loan A	29,300	—	—
Net change in unrealized loss (gain) on cash flow hedging derivative	292	(456)	—

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Company Formation and Description of Business

Company Formation

Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”), a Delaware limited partnership, was formed on July 23, 1999, as a holding partnership and conducts substantially all of its operations through Petro Stopping Centers, L.P. (the “Operating Partnership”). The Holding Partnership has no operations of its own and is, therefore, dependent upon the earnings and cash flows of the Operating Partnership to satisfy its obligations under the 15.0% senior discount notes due 2008 (the “15% Notes”), the new senior third discount notes due 2014 (the “New Holding Partnership Notes”), and the warrants.

The General Partner of the Holding Partnership is Petro, Inc. which is controlled by the Holding Partnership’s Chairman and Chief Executive Officer. Petro, Inc. is primarily a holding company with a general and limited partner interest in the Holding Partnership, a general partner interest in the Operating Partnership, and holds a portion of the Holding Partnership’s mandatorily redeemable preferred partnership interests.

The common limited partnership interests of the Holding Partnership are owned by:

Cardwell Group (as defined below):
General partnership interest	1.1%
Limited partnership interest	50.5%
Volvo Petro Holdings, L.L.C	28.7%
Mobil Long Haul, Inc	9.7%
Petro Warrant Holdings Corporation	10.0%

The Holding Partnership’s mandatorily redeemable preferred partnership interests (which are divided into two classes and have a weighted effective interest rate of 9.5%) are owned by J.A. Cardwell, Sr., the Chairman and Chief Executive Officer of the Holding Partnership and the Operating Partnership, James A. Cardwell, Jr., the President and Chief Operating Officer of the Holding Partnership and Operating Partnership, JAJCO II, Inc. (an affiliate of James A. Cardwell, Jr.), Petro, Inc. (an entity controlled by J.A. Cardwell, Sr.) (collectively, the “Cardwell Group”) and Mobil Long Haul, Inc. (“Mobil Long Haul”), an affiliate of Exxon Mobil Corporation (“ExxonMobil”). The Class A preferred partnership interests will be mandatorily redeemable by the Holding Partnership in October 2008 unless prohibited by the Holding Partnership’s limited partnership agreement or debt instruments. The Class B preferred partnership interests are convertible into 3.9% of the common partnership interests in the Holding Partnership at any time prior to their mandatory redemption currently scheduled for July 2009, unless prohibited by the Holding Partnership’s limited partnership agreement or debt instruments.

The Holding Partnership conducts substantially all of its operations through the Operating Partnership. The Holding Partnership currently has no operations of its own and is, therefore, dependent upon the Operating Partnership’s earnings and cash flows to satisfy its obligations.

As a result of the July 23, 1999 recapitalization transaction (the “1999 Transaction”), the Holding Partnership, directly and indirectly, is the owner of approximately 99.5% of the limited partnership interests in the Operating Partnership. The minority interests of 0.5% are owned by Petro, Inc. and James A. Cardwell, Jr.

Unless the context otherwise requires, the Holding Partnership and its subsidiaries are collectively referred to herein as the “Company”.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2004 Refinancing Transactions

In 2004, the Company completed its 2004 Refinancing Transactions in which the Company refinanced substantially all of its existing indebtedness. The 2004 Refinancing Transactions consisted of the following components:

•	The issuance of $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase of the Company’s 10 1/2% senior notes due 2007 (“10 1/2% Notes”);

•	Entering into the new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million (the credit facilities have since been amended and are described in Note (6));

•	The repayment and retirement of the Company’s retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the 15% Notes and the exchange of approximately 42.2% of the 15% Notes for the New Holding Partnership Notes (the majority of the remaining portion of the 15% Notes have since been repurchased and are described in Note (18));

•	The extension of the mandatory purchase date of the warrants issued in July of 1999 by Petro Warrant Holdings Corporation (“Warrant Holdings”) from August 1, 2004 to October 1, 2009; and

•	The reduction of the Company’s trade credit balance with ExxonMobil.

After giving effect to the 2004 Refinancing Transactions, the Company’s total consolidated debt increased by $32.6 million and, due to lower interest rates, the Company’s estimated associated annual interest expense decreased by approximately $6.2 million.

In connection with the 2004 Refinancing Transactions, the repurchase of all of the Company’s 10½% Notes and the majority of the 15% Notes were accounted for as debt extinguishments resulting in the recognition of losses of approximately $6.2 million and $9.3 million, respectively, which included the write-off of unamortized deferred debt issuance costs of approximately $3.2 million and $2.8 million, respectively. These losses are presented as a component of loss before cumulative effect of a change in accounting principle and minority interest on the Company’s consolidated statements of operations for the year ended December 31, 2004. Additionally, the Company capitalized approximately $9.6 million and $3.2 million of debt issuance costs related to the 9% Notes and its exchange offer, respectively.

In connection with the 2004 Refinancing Transactions, the Company has capitalized approximately $2.5 million in debt issuance costs and has written-off approximately $794,000 of unamortized debt issuance costs associated with the refinancing of its retired senior credit facilities.

On July 19, 2004, the Company completed the exchange of substantially all of the unregistered 9% Notes for 9% Notes that were registered with the Securities and Exchange Commission.

Description of Business

The Company is a leading owner and operator of large, multi-service truck stops known as Petro Stopping Centers. These facilities are situated at convenient locations with easy highway access and target the unique needs of professional truck drivers. Petro Stopping Centers offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores. At December 31, 2004, the Company’s nationwide network consisted of 61 Petro Stopping Centers located in 31 states, of which 37 were company-operated and 24 were franchised.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. As a result of the 1999 Transaction, the minority interest of 0.5% is owned by affiliates of the Cardwell Group. Generally accepted accounting principles require negative capital accounts of minority partners in consolidated subsidiaries to be included in partners’ deficit.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Derivative Instruments and Hedging Activities

The Company records derivative instruments (including derivative instruments embedded in other contracts) on the balance sheet as either an asset or liability measured at its fair value. Changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gain or loss to offset related results on the hedged item on the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less. Cash equivalents at December 31, 2003 and December 31, 2004 were comprised of short term money market investments in government securities and totaled $9.0 million and $26.9 million, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable, including accounts receivable purchased for a fee from franchisees. The Company has an accounts receivable billing and collection program that is managed by a third-party billing company. The Company’s maximum exposure to off-balance sheet credit risk is represented by recourse liability for the outstanding balance of accounts receivable, which totaled approximately $5.2 million and $4.8 million at December 31, 2003 and 2004, respectively. A majority of the receivables are not collateralized. The risk, however, is limited due to the large number of entities comprising the customer base and their dispersion across geographic regions. At December 31, 2003 and 2004, the Company had no significant concentrations of credit risk. Management believes that the Company has adequate reserves to cover potential credit risks.

Allowance for Uncollectible Accounts

Accounts receivable are reviewed on a regular basis and the allowance for uncollectible accounts is established to reserve for specific accounts believed to be uncollectible. In addition, the allowance provides a reserve for the remaining accounts not specifically identified. At December 31, 2003 and 2004, the allowance for uncollectible accounts totaled $778,000 and $776,000, respectively.

Inventories

Inventories are primarily stated at the lower of average cost or market.

Property and Equipment

Property and equipment are recorded at historical cost. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the respective assets.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repairs and maintenance are charged to expense as incurred, and amounted to $5.1 million, $5.5 million, and $5.8 million for the years ended December 31, 2002, 2003, and 2004, respectively. Renewals and betterments are capitalized. Gains or losses on disposal of property and equipment are credited or charged to income.

Leased equipment meeting certain criteria is capitalized and the present values of the related lease payments are recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease.

Facilities under development are recorded at cost, and include capitalized interest costs associated with the development of a project. These costs are classified as facilities under development until the project is completed, at which time the costs are transferred to the appropriate property and equipment accounts.

In December 2004, the Company sold all of its real property in Marianna, Florida for a sales price of $2.0 million and recognized a gain of $22,000.

Debt Issuance Costs

Costs incurred in obtaining long-term financing are amortized over the life of the related debt using a method that approximates the interest method. At December 31, 2003 and 2004, accumulated amortization of debt issuance costs was $9.5 million and $2.1 million, respectively. The decrease is primarily due to the 2004 Refinancing Transaction.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Of the Company’s $31.9 million of goodwill, $18.1 million and $13.8 million relate to its company-operated and franchise operation reporting units, respectively. Since the Company does not have publicly traded equity securities, management must use methods other than market value to determine the fair value of its partnership interests. Management determines the value of the Company’s company-operated and franchise operation reporting segments using a valuation methodology that is based on an average of three approaches: recent public transactions, recent private transactions, and the discounted cash flow method. The results of this analysis did not require the Company to recognize an impairment loss.

The Company does have a restrictive covenant intangible asset with a historical cost of $500,000 that is amortized on a straight-line basis over a 20-year period. At December 31, 2003 and 2004, accumulated amortization of the restrictive covenant was $81,300 and $106,300, respectively. On an annual basis, the Company evaluates its long-lived assets for possible impairment and to the extent the carrying values exceed fair values, an impairment loss is recognized in operating results.

Land Held for Sale

The Company records long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell. At December 31, 2003 and 2004, the Company reported land held for sale at its carrying value of $5.0 million and $4.3 million, respectively. The land held for sale consists of several parcels of undeveloped land considered by management as excess and no longer necessary for the operations of the Company. In March 2004, the Company sold all of its undeveloped land in Knowlton Township, New Jersey for $1.1 million. Since the carrying amount of such land was equal to the selling price less cost to sell, no gain or loss was recognized in 2004. The Company recognized a loss of $908,000 in 2003 related to the land in Knowlton Township, New Jersey due to a decrease in its fair market value. All of the 2003 and 2004 balances are included in other assets in the accompanying consolidated balance sheets.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events, or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Partial Self-Insurance

The Company is partially self-insured, paying for its own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per-occurrence basis. For the years ended December 31, 2002, 2003, and 2004, the Company paid approximately $7.5 million, $7.1 million, and $8.6 million, respectively, on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the years ended December 31, 2002, 2003, and 2004, aggregated provisions amounted to approximately $7.2 million, $7.7 million, and $9.0 million, respectively. At December 31, 2003 and 2004, the aggregated accrual amounted to approximately $7.4 million and $7.8 million, respectively, which the Company believes is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

The Company utilizes estimates in accounting for its Petro Passport loyalty program. The Company records a liability for the estimated redemption of Petro points based on management’s estimates about the future redemption rate of Petro points outstanding. A change to these estimates could have an impact on the Company’s liability and results of operations in the year of change as well as future years.

Environmental Liabilities and Expenditures

Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. At December 31, 2003 and 2004, such accrual amounted to $300,000 and $237,000, respectively. These liabilities are exclusive of claims against third parties.

Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. SFAS No. 143 changes the Company’s accounting for underground storage tank removal costs and sewage plant waste removal costs. An asset retirement obligation of $489,000 and $528,000 has been recorded as a liability at December 31, 2003 and 2004, respectively. The implementation of this standard resulted in a one-time charge for the cumulative effect of a change in accounting principle of $397,000 for the year ended December 31, 2003.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro forma effects on net loss before cumulative effect of a change in accounting principle and minority interest assuming the application of SFAS No. 143 on a retroactive basis for the periods shown are as follows:

	For the Year Ended December 31, 2002
	Actual	Pro forma
	(in thousands)
Loss before cumulative effect of a change in accounting principle and minority interest	$(6,582)	$(6,635)
Net loss	$(6,618)	$(6,671)

As of December 31, 2002, the pro forma asset retirement liability would have been $443,000.

A reconciliation of the Company’s asset retirement obligation for the years ended December 31, 2003 and 2004 are as follows:

	2003	2004
	(in thousands)
Beginning	$443	$489
Liabilities incurred	—	—
Liabilities settled	—	—
Revisions of estimate	—	—
Accretion expense	46	39

Ending	$489	$528

Contingently Redeemable Warrants

At each balance sheet date, the Company determines whether a change in the value of the contingently redeemable warrants has occurred. Since the Company does not have publicly traded equity securities, it will determine the value of the contingently redeemable warrants utilizing a method similar to the one provided in the Company’s goodwill impairment valuation to determine an approximation of the fair value of its partnership interests. This valuation methodology is based on an average of three approaches: recent public transactions, recent private transactions, and the discounted cash flow method. Any changes in the fair value are allocated on a pro rata basis to the general and limited partners. As of December 2003 and 2004, the Company valued the contingently redeemable warrants at $4.2 million and $6.8 million, respectively.

The Warrant Agreement dated July 23, 1999 provides that upon an “exchange event,” such as a change in control, a transfer of the Company’s business to a corporation that succeeds to and continues the Company’s business, including in connection with a public offering, or bankruptcy filing, the warrants will be exchanged, for no additional consideration, for 100% of the common stock of Warrant Holdings, whose sole asset currently is approximately 10.0% of the common limited partnership interests in the Company. In connection with the 2004 Refinancing Transactions, the Warrant Agreement was amended and the mandatory purchase date of the contingently redeemable warrants was extended from August 1, 2004 to October 1, 2009. If the warrants have not been exchanged by October 1, 2009, the Company will be obligated to repurchase the warrants at fair market value.

Revenue Recognition

The Company recognizes revenue from the sale of fuel and non-fuel products and services at the time delivery has occurred and services have been performed.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Franchise Revenues

The Company recognizes net revenue from initial franchise fees and other revenue types from individual franchisees when substantially all significant services to be provided by the Company have been performed. Franchise fees, which are based generally upon a percentage of the franchisees’ sales, are recognized monthly as earned. Given the insignificance of initial franchise fees and other revenue types, the Company reports a combined revenue amount. Revenues from franchise operations aggregated $4.8 million, $5.3 million, and $5.7 million during the years ended December 31, 2002, 2003, and 2004, respectively. There were 23 franchise locations in operation for each of the years ended December 31, 2002 and 2003, and 24 during the year ended December 31, 2004. The Company does not allocate any expenses in measuring its franchise segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

Motor Fuel Taxes

Certain motor fuel taxes are collected from consumers and remitted to governmental agencies by the Company. Such taxes were $236.8 million, $248.0 million, and $262.3 million for the years ended December 31, 2002, 2003, and 2004, respectively, and are included in net revenues and cost of sales in the accompanying consolidated statements of operations.

Advertising and Promotion

Costs incurred in connection with advertising and promotion are expensed as incurred, net of reimbursements from franchisees. Net advertising and promotion expenses of $3.8 million, $4.0 million, and $4.7 million were incurred for the years ended December 31, 2002, 2003, and 2004, respectively, which are included in operating expenses in the accompanying consolidated statements of operations. Advertising and promotion reimbursements from franchisees totaled $504,000, $557,000, and $559,000 for the years ended December 31, 2002, 2003, and 2004, respectively.

Partnership Interests Option Plan

The Company has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in the Company’s continued success, which is more fully described in Note (11). The Company applies Accounting Principles Board Opinion No. 25 in accounting for its Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the years ended December 31, 2002, 2003, and 2004. The Company provides the disclosures required by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by the Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”

Had compensation expense been determined consistent with SFAS No. 123, the Company’s net loss for the years ended December 31, 2002, 2003, and 2004 (no options were granted in 2002, 2003, or 2004) would have been recorded in the following pro forma amounts:

	For the Years Ended December 31,
	2002	2003	2004
	(in thousands)
Net loss - as reported	$(6,618)	$(7,634)	$(14,828)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(54)	(22)	(4)

Net loss - pro forma	$(6,672)	$(7,656)	$(14,832)

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For pro forma disclosure purposes, the Company recognizes compensation cost on a straight-line basis over the related service period.

Income Taxes

The Company is not subject to federal or state income taxes. Results of operations are allocated to the partners in accordance with the provisions of the Holding Partnership’s Limited Partnership Agreement (the “Holding Partnership’s Partnership Agreement”) and reported by each partner on its respective federal and state income tax returns. The taxable income or loss allocated to the partners in any one year generally varies substantially from income or loss for financial reporting purposes due to differences between the periods in which such items are reported for financial reporting and income tax purposes.

(3) Inventories

The following is a summary of inventories at December 31, 2003 and 2004:

	2003	2004
	(in thousands)
Motor fuels and lubricants	$5,650	$8,139
Tires and tubes	4,808	4,718
Merchandise and accessories	14,133	13,710
Restaurant and other	1,052	1,160
Less reserve for obsolescence	(233)	(233)

Inventories, net	$25,410	$27,494

(4) Property and Equipment

Property and equipment is summarized at December 31, 2003 and 2004, as follows:

	Estimated Useful Lives	2003	2004
	(years)	(in thousands)
Land and improvements	10	$49,170	$53,181
Buildings and improvements	30	171,493	172,417
Furniture and equipment	3-10	92,770	92,866
Leasehold improvements	7-30	20,752	21,256

		334,185	339,720
Less accumulated depreciation and amortization		(125,812)	(139,188)

Property and equipment, net		$208,373	$200,532

Furniture and equipment includes equipment purchased under a capital lease.

(5) Operating Leases

The Company has entered into various operating leases. The operating leases are related to five Petro Stopping Center locations, two land leases, an office building, and various equipment. The leases contain renewal options varying from automatic annual renewals to multiple five-year options. The Company previously leased the land and owned the building in Hammond, Louisiana. This land lease expired in September 2004 and, accordingly, the Company exercised its option to purchase the land. The Company consummated this transaction in September 2004 at a purchase price of $4.1 million.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of future minimum rental payments on operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004, is as follows:

Fiscal Year Ending	Related Party	Third Party	Total
	(in thousands)
2005	$2,235	$2,219	$4,454
2006	1,525	2,314	3,839
2007	1,018	2,262	3,280
2008	1,018	2,262	3,280
2009	1,018	2,263	3,281
Later years	2,723	16,065	18,788

Total minimum lease payments	$9,537	$27,385	$36,922

Rent expense under all operating leases was $3.2 million for the year ended December 31, 2002 and $4.5 million for each of the years ended December 31, 2003 and 2004. Of these rentals, amounts of $2.2 million for the year ended December 31, 2002 and $1.0 million for each of the years ended December 31, 2003 and 2004 were paid to related-parties. The related-party operating lease transactions, which are more fully described in Note (8), are:

•	The lease by the Company of an office building in which the Company’s principal executive offices are located that is owned by J.A. Cardwell, Sr., the Chairman and Chief Executive Officer of the Company. The Company made annual rent payments of $336,000 for each of the years ended December 31, 2002, 2003, and 2004.

•	The lease by the Company of the Petro Stopping Center located in Effingham, Illinois from Truck Stop Property Owners, Inc., that is owned by Travis Roberts, an employee of the Company since his rehire in June 2004, and five former employees of the Company. The Company made rental payments of $1.2 million for each of the years ended December 31, 2002, 2003, and 2004.

•	The lease by the Company of the Petro Stopping Center located in North Baltimore, Ohio that was purchased from our previous lessor by TSP Holdings, LLC, a company wholly owned by James A. Cardwell, Jr., the President and Chief Operating Officer of the Company. Effective January 2002, the Company began leasing the site from TSP Holdings, LLC and made rental payments of $667,000 for the year ended December 31, 2002 and $682,000 for each of the years ended December 31, 2003 and 2004.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Long-Term Debt

Long-term debt at December 31, 2003 and 2004 is presented below:

	2003	2004
	(in thousands)

Four-year revolving line of credit, under the senior secured credit facility, as amended on January 21, 2005, with a scheduled maturity of February 9, 2008, in an amended aggregate principal amount of $40.0 million ( $5.0 million restricted to the issuance of letters of credit). Interest at either the bank’s base rate plus 1.5% or the Eurodollar rate plus 2.75% is payable quarterly. Commitment fees of 0.5% on undrawn funds are paid quarterly. Borrowings are collateralized by substantially all of the Company’s assets and the guarantees of each of the Company’s subsidiaries. See Note (1).	$—	$—

Two-year term loan A, under the retired senior secured credit facility, in an original amount of $29.3 million, with a scheduled maturity of June 30, 2004. Interest at either the bank’s base rate plus 1.5% or the Eurodollar rate plus 3.0% was payable quarterly. The weighted average interest rate was 4.3% at December 31, 2003. The term loan A was collateralized by substantially all of the Company’s assets. Retired February 9, 2004. See Note (1).	6,098	—

Seven-year term loan B, under the retired senior secured credit facility, in an original amount of $40.0 million, with a scheduled maturity of July 23, 2006. Interest at either the bank’s prime rate plus 1.75% or the Eurodollar rate plus 3.25% was payable quarterly. The weighted average interest rate was 4.6% at December 31, 2003. The term loan B was collateralized by substantially all of the Company’s assets. Retired February 9, 2004. See Note (1).	34,687	—

Four-year term loan, under the senior secured credit facility, as amended on January 21, 2005, with a scheduled maturity of February 9, 2008, in an original amount of $25.0 million, as amended to $21.3 million. Quarterly principal payments of approximately $1.3 million each on March 31, 2004, June 30, 2004, and September 30, 2004 were made. Remaining principal is due in full at maturity. Interest at either the bank’s base rate plus 1.5% or the Eurodollar rate plus 2.75% is payable quarterly. The weighted average interest rate was 5.8% at December 31, 2004. The term loan is collateralized by substantially all of the Company’s assets and the guarantees of each of the Company’s subsidiaries. See Note (1).	—	21,250

10 1/2% Senior Notes due 2007 in an original aggregate principal amount of $135.0 million, net of unamortized discount of $306,000 as of December 31, 2003. Interest on the 10 1/2% Notes was payable on February 1 and August 1 of each year. As part of the 2004 Refinancing Transactions, the Company repurchased the majority of the 10 1/2% Notes and repurchased the remaining notes on March 12, 2004. See Note (1).	134,694	—

9% Senior Secured Notes due 2012 in an original aggregate principal amount of $225.0 million. Interest on the 9% Notes is payable on February 15 and August 15 of each year, effective August 15, 2004. The 9% Notes are subordinate to the loans under the senior secured credit facility to the extent of the value of the assets securing such loans. See Note (1).	—	225,000

15% Senior Discount Notes, due 2008, net of unamortized discount of $21.5 million at December 31, 2003, to yield an effective rate of 18.7%. Interest on the 15% Notes was payable on February 1 and August 1 of each year, beginning February 1, 2005. The 15% Notes were subordinate to the loans outstanding under the senior secured credit facility and the 10 1/2% Notes. The majority of these Notes were retired February 9, 2004 and the majority of the remaining portion were repurchased in 2005. See Notes (1) and (18).	91,922	3,300

New Senior Third Secured Discount Notes, due 2014, net of unamortized discount of $8.6 million at December 31, 2004. New Notes will accrete in value through April 30, 2009, at a rate of 4.0% compounded semi-annually. New Notes will bear cash interest at a rate of 5.0% per annum on the accreted value, commencing February 9, 2004 through April 30, 2009. Thereafter, the New Notes will bear cash interest at a rate of 12.5% per annum until maturity. Cash interest is payable semi-annually in arrears on April 30 and October 31 of each year beginning on April 30, 2004. See Note (1).	—	45,794

Total long-term debt	267,401	295,344
Less current portion	9,500	3,250

Long-term debt, excluding current portion	$257,901	$292,094

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had $9.6 million and $10.6 million of standby letters of credit outstanding under the revolving credit portion of the Company’s retired credit facilities and senior secured credit facilities at December 31, 2003 and 2004, respectively. For each of the years ended December 31, 2003 and 2004, approximately $8.2 million and $7.6 million of these letters of credit are required to be posted with the Company’s insurance carriers in connection with the Company’s obtaining liability and other insurance coverages. As of December 31, 2004, the Company was in compliance with all financial covenants under the senior secured credit facilities.

In connection with the 2004 Refinancing Transactions, the Company made a tender offer for all of its 10½% Notes. On February 9, 2004, the Company repurchased approximately 87.0% of its 10 1/2% Notes. In accordance with the terms of the 10 1/2% Notes indenture, the Company redeemed the remaining 10 1/2% Notes for 101.75% of the principal amount, plus accrued interest on March 12, 2004.

On July 19, 2004, the Company completed the exchange of substantially all of the unregistered 9% Notes for 9% Notes that were registered with the Securities and Exchange Commission.

In connection with the 2004 Refinancing Transactions, the Company repurchased and exchanged approximately 54.8% and 42.2%, respectively, of its 15% Notes for New Holding Partnership Notes in connection with its exchange offer.

The remaining portion of the 15% Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after August 1, 2004, upon not less than 30 and no more than 60 days notice at the following prices (expressed as percentages of the principal amount to be redeemed) as set forth below, plus accrued interest (the majority of the remaining portion of the 15% Notes have since been repurchased as described in Note (18):

Year	Redemption Price
2005	105.0%
2006	102.5%
2007 and thereafter	100.0%

The New Holding Partnership Notes may be redeemed, at the option of the Company, in whole or in part, at any time, upon not less than 30 and no more than 60 days notice, at the following prices (i) 100% of the accreted value of the notes, plus any accrued and unpaid interest if the redemption date is on or prior to April 30, 2009, or (ii) 100% of the principal amount at stated maturity plus accrued interest, if any, to the redemption date if the redemption date is on or after May 1, 2009.

The senior secured credit facilities, the Indenture for the 9% Notes, 15% Notes, and the New Holding Partnership Notes each contain certain covenants that places limitations on the operation of the Company’s business, including without limitation, covenants with respect to the following matters: (i) limitation on incurrence of debt; (ii) limitation on operating leases; (iii) limitation on restricted payments; (iv) limitation on liens; (v) limitation on dividends and other payments affecting restricted subsidiaries; (vi) limitation on issuance and sale of capital interests in restricted subsidiaries; (vii) limitation on asset sales; (viii) limitation on transactions with affiliates; (ix) limitation on sale and leaseback transactions; (x) limitation on creation of unrestricted subsidiaries; and (xi) in the case of the senior secured credit facilities, financial covenants covering leverage, capital expenditures, EBITDA (as defined therein), and fixed charge coverage.

Estimated principal payment requirements on long-term debt under the senior secured credit facilities, the 9% Notes, and the New Holding Partnership Notes (reflects the amended senior secured credit and the repurchase of the majority of the remaining portion of the 15% Notes):

Fiscal Year Ending	(in thousands)
2005	$3,250
2008	21,300
2012	225,000
2014	54,368
Less unamortized discount	(8,574)

Total	$295,344

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Accrued Expenses and Other Liabilities

The following is a summary of accrued expenses and other liabilities at December 31, 2003 and 2004:

	2003	2004
	(in thousands)
Accrued expenses:
Employee related expenses	$9,630	$13,598
Taxes payable - sales, fuel and property	4,312	4,409
Interest expense	5,906	8,253
Other	6,353	5,854

Total	$26,201	$32,114

(8) Related-Party Transactions

Amounts due to and from affiliates as of December 31, 2003 and 2004 consist of the following:

	2003	2004
	(in thousands)
Due from affiliates:
Petro Truckstops, Inc.	$754	$1,737
Petro Travel Plaza, LLC	1,338	858
Cardwell Group	676	675
El Paso Amusement Company	154	198
C&R Distributing, Inc.	299	185
Other	175	364

Total	$3,396	$4,017

Due to affiliates:
Mobil Diesel Supply Corporation	$16,988	$10,994
ExxonMobil	1,346	836
C&R Distributing, Inc.	289	321
El Paso Amusement Company	170	176
Volvo	305	93
Other	6	—

Total	$19,104	$12,420

Many of the relationships described below between the Operating Partnership and entities affiliated with the Cardwell Group were entered into prior to 1992, when the Cardwell Group or their affiliates owned 100% of the Operating Partnership. Prior to 1997, other than Board of Director approval, there was no formal procedure to ensure that related-party contracts contained arms-length terms and competitive pricing. In 1997, management implemented a process designed to ensure all new related-party transactions or the renewal of existing related-party activities would be subject to a competitive bid or competitive analysis process. Management believes that all of its existing related-party transactions are on terms comparable to those that could have been received in an arms-length transaction

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each of the related parties and/or affiliates of the Company included in the transactions described in this section (other than ExxonMobil, Mobil Diesel Supply Corporation (“Mobil Diesel”), a wholly owned subsidiary of ExxonMobil, Volvo Trucks North America, Inc. (“Volvo Trucks”), Volvo Petro Holdings, LLC, and Petro Travel Plaza, LLC) is owned or controlled to some degree by a member or members of the Cardwell Group. Related-party transactions, other than those specifically discussed below, may arise in the ordinary course of business.

In July 1999, the Company entered into two ten-year supply agreements with ExxonMobil. Upon the expiration of the ten-year initial term, the agreements are renewable for another five-year term at the option of ExxonMobil; however, the Company has the ability to terminate the agreements at the end of the ten-year term by paying a termination fee based on a formula provided for in such agreements. Under the terms of one of these agreements, as amended (which is referred to as the fuel supply agreement), ExxonMobil and Mobil Diesel (collectively, the “ExxonMobil Suppliers”) will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in certain markets, and under the other of these agreements (which is referred to as the lubricant supply agreement), the Company purchases lubricants, based upon minimum purchase commitments, at the prices set forth in that agreement.

As of December 31, 2004, the diesel fuel sold at 19 of our 37 company-operated Petro Stopping Centers and some of the Company’s franchise operated Petro Stopping Centers is branded Mobil Diesel, and all of the company-operated Petro:Lubes feature Mobil Delvac lubricants. The contracts with the ExxonMobil Suppliers (the “ExxonMobil Supply Agreements”) require that the Company purchase from ExxonMobil specified distribution terminals, a minimum number of gallons of diesel fuel on an annual basis, as adjusted based upon product availability, the number of Petro Stopping Centers the Company operates, and other circumstances therein described. For 2004, the Company’s annual volume commitment was 230.6 million gallons of Mobil diesel under the fuel supply agreement and 1.6 million gallons of Mobil lubricants under the lubricant supply agreement. This constituted approximately 40.8% of the Company’s diesel fuel requirements and approximately 76.1% of the Company’s lubricant requirements. In addition, the Company is required to exclusively advertise both the Mobil Delvac lubricants and the Mobil fuel at the branded ExxonMobil locations.

If the Company does not purchase any diesel fuel from ExxonMobil under the ExxonMobil Supply Agreements, the maximum penalties in any year would be $0.0035 per gallon, multiplied by the annual volume commitment as provided for in the ExxonMobil Supply Agreements (as adjusted for the opening or closing of sites). In connection with the 2004 Refinancing Transactions, the Company amended the ExxonMobil Supply Agreements. The amendment contemplates that the Company may purchase fuel from other suppliers, and provides that the penalty will be multiplied by a fraction, the numerator of which is the average of Company’s trade credit with the ExxonMobil Suppliers during December of each year and the denominator of which is $30.0 million. As a result, the Company will have an incentive to reduce its accounts payable to the ExxonMobil Suppliers during each year. In 2002, 2003, and 2004, the Company incurred penalties of approximately $184,000, $397,000, and $422,000, respectively. As provided in the ExxonMobil Supply Agreements, if the ExxonMobil Suppliers do not supply 100% of the Company’s diesel fuel demand at Mobil-branded locations, Mobil Diesel purchases such additional diesel fuel from third party suppliers and then sells it to the Company. In such cases the Company can designate a third party supplier from whom Mobil Diesel will obtain diesel fuel, so long as the fuel meets or exceeds the minimum industry or governmental specifications and the alternate source supplier agrees to specified procedures. Effective June 2001, Mobil Diesel and the Company entered into an outsourcing agreement to document the responsibilities associated with the day-to-day operations of Mobil Diesel, including the ability of the Company personnel to negotiate price and other terms of third party supply arrangements, subject to approval by Mobil Diesel.

If the Company is able to obtain a lower diesel fuel price from a third-party supplier approved by Mobil Diesel in a particular market area, the Company may request that ExxonMobil meet the lower price or allow a portion of its diesel fuel requirements to be supplied from the Mobil Diesel approved third-party supplier, in which case Mobil Diesel would purchase the diesel fuel from the supplier and resell the product to the Company. Any change in supply source, other than a change resulting from inability to supply, does not affect the Company’s requirement to purchase the annual minimum number of gallons from

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ExxonMobil specified distribution terminals as provided in the ExxonMobil Supply Agreements. The ExxonMobil Supply Agreements also place a limit on the maximum number of gallons of diesel fuel that the Company may receive monthly from the ExxonMobil Suppliers’ specified distribution terminals. Prices to be charged for fuel sold to the Company under the ExxonMobil Supply Agreements are based on referenced prices plus delivery costs minus discounts.

The Company purchases diesel fuel and gasoline for each of its company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a two to three day inventory of fuel. During 2004, the Company purchased 72.9% of its diesel fuel and gasoline through the ExxonMobil Suppliers, approximately 67.8% of which was third-party fuel purchased through the arrangement described above, which includes fuel purchases received at a third-party terminal but sold by the ExxonMobil Suppliers under an exchange or purchase arrangement. The approximate aggregate amounts of fuel purchased under the ExxonMobil Supply Agreements were $696.3 million, $766.0 million, and $738.6 million for the years ended December 31, 2002, 2003, and 2004, respectively.

Under the terms of an agreement with C&R Distributing, Inc. (“C&R”), the Company currently purchases Chevron branded gasoline and motor oils at cost for three of its Petro Stopping Centers from C&R. The sole shareholder of C&R is Nevada Trio, Inc., a Nevada Corporation, which is controlled by the Cardwell Group. The C&R fuel agreement requires the Company to keep Chevron unleaded gasoline, regular gasoline, and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, the Company entered into a product services agreement with C&R under which C&R provides the Company with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. The term of the product service agreement expired in December 2004 and is currently on a month to month basis. C&R provides the Company with fuel hauling within various specified markets designated by the Company under a fuel carrier agreement entered into on March 1, 2000, which expired on March 1, 2003 and is automatically renewed for successive one year terms until cancellation by either party with 90 days written notice. The C&R agreements provide that C&R will charge the Company for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The C&R fuel agreement is exclusive but allows the Company to cancel the agreement with 30 days prior notice. The C&R product services agreement is non-exclusive and allows the Company to enter into similar agreements with other parties. The C&R fuel carrier agreement is exclusive with respect to the Petro Stopping Centers as defined per the agreement. Sales of fuel and lubricants and truck hauling fees charged by C&R to the Company aggregated $7.3 million, $9.3 million, and $11.2 million for the years ended December 31, 2002, 2003, and 2004, respectively. Additionally, the Company sold diesel fuel to C&R through June 2003, at the Company’s cost, which aggregated to $9.0 million and $1.4 million for the years ended December 31, 2002 and 2003, respectively.

On July 23, 1999, Volvo Trucks and the Company entered into an Operating Agreement related to the warranty, maintenance, and service work the Company provides to Volvo Trucks managed vehicles, the sale by the Company of Volvo truck parts, joint advertising and marketing initiatives, and the co-development of Petro Stopping Centers by Volvo Trucks and the Company to utilize the Company’s truck stop space for Volvo truck sales and marketing.

J.A. Cardwell, Sr., James A. Cardwell, Jr., and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0%, and 10.0%, respectively, of the stock of C&PPR, Inc. (“C&PPR”). James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. (“Petro Truckstops”) and Petro Beverage, Inc. The Company entered into agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc. relating to the retail sales of beer, wine, and wine coolers at a limited number of its Petro Stopping Centers. The agreements continue in effect until terminated by either party. Under the agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc., the Company agreed to operate the alcohol sales business at these locations for these entities in exchange for a percentage of the gross receipts generated from alcoholic beverage sales. The percentage of gross alcoholic beverage sales received by the Company is 10.0% in the case of C&PPR and 15.0% in the case of Petro Truckstops and Petro Beverage, Inc., of which 5.0% in all cases serves as the Company’s reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to the Company are intended to be approximately equal to the gross profit received by the above entities. The Company’s revenues in connection with the C&PPR agreement were

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$55,000, $61,000, and $59,000 for the years ended December 31, 2002, 2003, and 2004, respectively. The Company’s revenues in connection with the Petro Truckstops agreement were $43,000, $44,000, and $45,000 for the years ended December 31, 2002, 2003, and 2004, respectively. The Company’s revenues in connection with the Petro Beverage, Inc. agreement were $7,000, $8,000, and $7,000 for the years ended December 31, 2002, 2003, and 2004, respectively.

Concurrent with the formation of the Company in April 1992, Motor Media, Inc. (“Motor Media”), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with the Company (the “Motor Media Agreement”), under which Motor Media leases floor and wall space at all Petro Stopping Centers operated by the Company and sells space for in-store advertising to third parties. The term of the Motor Media Agreement expired in 1997 and was renewed for an additional five-year term that expired in 2002. The agreement is automatically renewed until cancellation by either party with 60 days written notice. Under the Motor Media Agreement, the Company and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. The Company received $25,000, $15,000, and $28,000 for the years ended December 31, 2002, 2003, and 2004, respectively, representing its share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide.

Under an agreement (the “Amusement Agreement”) between El Paso Vending and Amusement Company (“EPAC”), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and the Company, EPAC furnishes and services video and other games for the company-operated Petro Stopping Centers. The term of the Amusement Agreement expired in May 2002 and operated on a month to month basis prior to the renewal and extension of the Amusement Agreement, which was made as of April 1, 2003 for a three-year term ending March 31, 2006. The Amended Amusement Agreement shall automatically renew for successive one-year terms unless either party provides a written notice of termination at least ninety days prior to the termination of the extended initial term or any renewal term. The Amended Amusement Agreement currently covers 31 of the company-operated Petro Stopping Centers, of which the Company and EPAC are entitled to 50% each of the revenues generated by the games for 24 sites and with the remaining 7 sites, the Company and EPAC are entitled to 60% and 40%, respectively, of the revenues generated by the games. The Company received $2.5 million for the year ended December 2002 and $2.1 million for each of the years ended December 2003 and 2004, representing its share of the revenues under the Amusement Agreement and the Amended Amusement Agreement.

Since June 1993, the Petro Stopping Center located in Shreveport, Louisiana has featured video poker games housed in a separate on-site facility and operated by Petro Truckstops, Inc., which is owned 100% by James A. Cardwell, Jr., who, under terms of a contract, pays 95.0% of the revenue collected to the Company and retains 5.0% for operating expenses in accordance with a lease agreement. In order to satisfy state law requirements, in February 2000, the Company leased the Shreveport fuel island operation to Petro Truckstops, Inc., which operates the video poker offering. Pursuant to the terms of the Property Lease Agreement, dated November 12, 1998, between the Company and Petro Truckstops, Inc., the Company receives rental income of $1.2 million per annum, which was received for each of the years ended December 31, 2002, 2003, and 2004. The Company also receives a management fee of $250,000 per annum, which was received for each of the years ended December 31, 2002, 2003, and 2004. Additionally, the Company sells diesel fuel to the Shreveport location that aggregated to $11.8 million, $13.8 million, and $20.8 million for the years ended December 31, 2002, 2003, and 2004, respectively.

The office building in which the Company’s principal executive offices are located is owned by J.A. Cardwell, Sr. The Company leases the entire building under a lease agreement, as amended on July 10, 2003, which extended the term of the lease from December 31, 2005 to December 31, 2013. Under the lease, the Company pays rent totaling $336,000 per year. In addition to rent, the Company is required to pay all taxes, maintenance, and other operating expenses related to the leased building.

The Petro Stopping Center located in North Baltimore, Ohio was purchased from the previous lessor by TSP Holdings, LLC, a company that is wholly owned by James A. Cardwell, Jr. Effective January 8, 2002, the Company leased the North Baltimore site under a lease with an initial ten year term and two consecutive renewal options of five years each. Pursuant to the terms of the lease agreement, the

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has the option to purchase the Petro Stopping Center at a purchase price of $5.6 million any time during the lease. Under the lease terms, the Company pays rent totaling $682,080 per annum, which was paid on a pro-rata basis for the year ended December 31, 2002 in the amount of $667,000. The entire $682,080 was paid for the years ended December 31, 2003 and 2004.

Pursuant to the terms of the Limited Liability Company Operating Agreement dated as of December 5, 1997 and amended as of December 19, 2002 (the “LLC Agreement”), the Company formed a limited liability company, Petro Travel Plaza, LLC (“Petro Travel Plaza”), with Tejon Development Corporation (“Tejon”) to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the LLC Agreement among the Company, Tejon, and Tejon Ranch Company, as guarantor, the Company made a capital contribution of $2.0 million for working capital and inventory, which was the Company’s initial investment in this venture. Pursuant to the LLC Agreement, the Petro Travel Plaza financed construction of the location with a non-recourse credit facility. The Company received management fees of $253,000, $382,000, and $374,000 for the years ended December 31, 2002, 2003, and 2004, respectively. Additionally, the Company is responsible for the administrative, accounting, and tax functions of Petro Travel Plaza and received $25,000 for the year ended December 31, 2002 and $30,000 for each of the years ended December 31, 2003 and 2004 for these services. As a 40.0% member of Petro Travel Plaza, the Company receives 40.0% of the location’s operating earnings, which is accounted for using the equity method. The Company’s 40.0% share amounted to income of $406,000, $476,000, and $664,000 for the years ended December 31, 2002, 2003, and 2004, respectively. This Petro Stopping Center location began operations in June 1999.

Highway Service Ventures, Inc. (“HSV”), a corporation in which J.A. Cardwell, Sr. owns a 31.7% interest, operates four franchised Petro Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia. These franchise agreements do not contain terms that are more favorable to the franchisee than the comparable terms in any of the Company’s other franchise agreements. For the years ended December 31, 2002, 2003, and 2004, the Company purchased receivables from HSV in the amounts of $10.2 million, $9.1 million, and $9.3 million, respectively. Additionally, the Company received franchise fees from HSV of approximately $1.1 million for each of the years ended December 31, 2002 and 2003, and approximately $1.2 million for the year ended December 31, 2004.

The Petro Stopping Center located in Effingham, Illinois, is owned by Truck Stop Property Owners, Inc. (“Truck Stop”), a corporation owned by Travis Roberts, and five former employees of the Company. Mr. Roberts is an employee of the Company since his rehire in June 2004, and owns 22.0% of the stock of Truck Stop. The Company leases the Effingham site under a lease expiring in May 2006, which provides for adjustable base rent payments tied to interest rates, plus taxes, and operating expenses. The Company has three consecutive options to renew the lease for terms of five years each at rental rates equal to the base rent, plus certain adjustments at the time of renewal. The Company also has the right of first refusal to purchase the Petro Stopping Center at any purchase price agreed upon between Truck Stop and a third-party. The Company made rental payments to Truck Stop of $1.2 million for each of the years ended December 31, 2002, 2003, and 2004.

Concurrent with the formation of the Operating Partnership in April 1992, J.A. Cardwell, Sr., James A. Cardwell, Jr., and officers and directors of the Company, executed an Option and Right of First Refusal Agreement that granted to the Company and other parties options, which expire in December 2006, to purchase certain properties owned by the Cardwell Group or their affiliates that are located near or adjacent to certain of the Company’s Petro Stopping Centers, and a right of first refusal on these properties. The price at which an option property may be purchased will be equal to the fair market value of the property when the option is exercised as determined by an appraisal.

Concurrent with the 2004 Refinancing Transactions, J.A. Cardwell, Sr., James A. Cardwell, Jr., Petro, Inc., and JAJCO II Inc. each entered into an indemnity agreement under which he or it agreed to indemnify the Company and the general and limited partners thereof, for a definitive amount of debt arising out of the 2004 Refinancing Transactions. The indemnity agreements were entered into by the parties to address specific income tax issues arising out of the 2004 Refinancing Transactions under the “at-risk” limitation rules, the partnership basis rules, and the liability allocation rules found in the Internal Revenue

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Code and the Treasury Regulations. Consequently, each party’s obligation under its respective indemnity agreement is determined by taking into account that party’s basis in its partnership interest and the applicable “at-risk” rules and liability allocation rules. The indemnity agreements do not relieve the Company and the general and limited partners thereof, from making regular interest and principal payments on and otherwise satisfying all obligations of the debt obligations arising out of the 2004 Refinancing Transactions until (i) an event of default or default has occurred in connection with one or more of the debt obligations, which remains uncured and/or is not otherwise waived, (ii) all amounts owing on the debt obligations that are in default become immediately due and payable, and (iii) all real and personal property, if any, liable for securing the debt obligations that are in default has been exhausted or otherwise disposed of to satisfy the debt obligations.

Under the terms of the Holding Partnership’s Partnership Agreement, the Holding Partnership is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to the allocation of taxable income to such partner by the Company. Tax distributions are based on separate allocations of taxable income of the Holding Partnership. Distributions for the years ended December 31, 2002, 2003, and 2004 were $15,000, $23,000, and $12,000, respectively.

(9) Partners’ Capital (Deficit)

Ownership

Under the Holding Partnership’s Partnership Agreement, the partners delegated management authority to a seven member Board of Directors. The Cardwell Group, Volvo Trucks, and Mobil Long Haul each have the right to appoint two persons each to the Board of Directors. These three partners also have the right to veto certain major partnership decisions. The seventh member of the Board of Directors is Mr. Larry Zine, who served as the Operating Partnership’s Executive Vice President and Chief Financial Officer from December 1996 to January 1999 and as President of the Operating Partnership from January 1999 through July 1999.

Mandatorily Redeemable Preferred Partnership Interests

The Holding Partnership’s Partnership Agreement provides for two classes of preferred partnership interests. The Class A preferred partnership interests held by the Cardwell Group accrue cumulative preferred returns at a rate of 8.0% per annum. The Class A preferred partnership interests held by Mobil Long Haul accrue cumulative preferred returns at a rate of 9.5% per annum. The preferred returns accrue, but are only payable in cash if permitted by the Company’s then existing debt instruments. Accrued but unpaid returns compound semiannually. The Class A preferred partnership interests will be mandatorily redeemable by the Company on October 27, 2008. The Class A preferred partnership interests are not convertible into common partnership interests. The Class A preferred partnership interests as well as the Class B preferred partnership interests described below have liquidation preferences equal to their accrued and unpaid preferred return plus their unrecovered capital.

The Class B preferred partnership interests are owned by Mobil Long Haul and accrue cumulative preferred returns at a rate of 12.0% per annum. The original $5.0 million capital component of the Class B preferred partnership interests is convertible into 3.9% of the common partnership interests in the Holding Partnership at any time prior to mandatory redemption on the tenth anniversary date of the closing of the 1999 transaction. The preferred returns accrue, but are only payable in cash if permitted by the Company’s then existing debt instruments. Upon conversion into a common partnership interest (or as soon thereafter as cash may be available) the accrued preferred return on the Class B preferred partnership interest will be paid.

The Company had accrued and unpaid preferred returns on the Class A and B mandatorily redeemable preferred partnership interests totaling to $15.7 million, $19.7 million, and $24.0 million at December 31, 2002, 2003, and 2004, respectively.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer. Upon adoption of SFAS No. 150, an entity reports the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value or other measurement attribute required by this statement. On January 1, 2004, the Company adopted this statement and was required to reclassify its Class A mandatorily redeemable preferred partnership interests and the accrued preferred return of its Class B mandatorily redeemable preferred partnership interests as liabilities. Management believes that these financial instruments were already measured in accordance with SFAS No. 150 and, as such, the adoption of SFAS No. 150 required no cumulative effect of a change in accounting principle on its statement of operations. Management believes that the 2004 interest expense increased by approximately $3.7 million, as compared to 2003 interest expense, due to the implementation of SFAS No. 150 and its requirement to classify the accrual of preferred returns on these financial instruments as interest expense.

Distributions

Under the terms of the Holding Partnership’s Partnership Agreement (and prior to the 1999 Transaction, the Operating Partnership Agreement), the Holding Partnership is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to the allocation of taxable income to such partner by the Holding Partnership. Tax distributions are based on separate allocations of taxable income of the Holding Partnership. Distributions for the years ended December 31, 2002, 2003, and 2004, were $15,000, $23,000, and $12,000, respectively.

Under the Operating Partnership’s Indenture for the 9% Notes and the agreement governing the senior secured credit facilities, the Operating Partnership is permitted to make distributions to the Holding Partnership in an amount sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s 15% Notes and its New Holding Partnership Notes and to pay for taxes and administrative expenses. As of December 31, 2004, the Operating Partnership paid approximately $1.7 million with respect to these distributions. The Operating Partnership expects to pay approximately $2.6 million related to these distributions during 2005.

In 2004, the Operating Partnership made distributions of approximately $56.6 million to the Holding Partnership in connection with the 2004 Refinancing Transactions as permitted under the Operating Partnership’s Indenture for the 9% Notes and the agreement governing the senior secured credit facilities. These distributions were made to allow the Holding Partnership to repurchase approximately 54.8% of the 15% Notes.

As of December 31, 2004, the historical net book value of assets and liabilities was approximately $26.7 million greater than the associated net tax basis of those assets and liabilities.

Allocations of Income

In any fiscal year, the Holding Partnership’s profits shall be allocated among the preferred limited partners according to their sharing percentages until the cumulative amount of cash distributed equals the cumulative amount of cash distributed in payment of unpaid preferred return to the preferred limited partners. Profits for any fiscal year are allocated first to those partners to whom losses have previously been allocated, then pro rata to the common limited partners. Losses for any fiscal year shall be allocated first to common partners then to preferred partners.

Upon liquidation of the Holding Partnership, the proceeds will be distributed first to creditors; next, to Class A and Class B preferred interests, next, pro rata, to partners who have distribution shortfalls; then to common partnership interests to the extent of unrecovered capital, and lastly, pro rata, to the partners in accordance with their positive capital account balances.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Employee Benefits

The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees (the “Plan”). Company contributions equal 50.0% of the participants’ contributions up to 4.0% of the participants, annual salary and aggregated approximately $400,000, $378,000, and $430,000 for the years ended December 31, 2002, 2003, and 2004, respectively. Other than those discussed below, there were no other post employment or retirement plans at December 31, 2002, 2003, and 2004.

In December 2002, the Company amended and restated the Petro Stopping Centers Deferred Compensation Plan (the “Comp Plan”) for key employees, which was originally established in 1998. Under the Comp Plan, the participants may defer base compensation and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The Company will credit matching deferrals for each participant equal to 50.0% of the first 4.0% of the participant’s compensation up to $9,500 per year. Company matched deferrals will vest at 20.0% after one year of service and an additional 20.0% for each year thereafter. The participants are general creditors of the Company with respect to these benefits. The total of participant deferrals, which is reflected in accrued expenses and other liabilities, was $799,000, $1.1 million, and $1.3 million at December 31, 2002, 2003, and 2004, respectively. The Company’s matched deferral expenses for the years ended December 31, 2002, 2003, and 2004, totaled $26,000, $14,000, and $76,000, respectively.

(11) Partnership Interests Option Plan

The Company has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in the Company’s continued success. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the years ended December 31, 2002, 2003, and 2004. The Company provides the disclosures required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by the Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”

All options are for equity interests in the Company. Options are granted at an exercise price not less than market price at the date of grant. As an entity without publicly traded equity securities, the Board of Directors must determine in good faith the market price of the option at the date of grant. In the event of very recent transactions involving the Company’s partnership interests, the market price of the option is based on the value of the interests determined in those transactions. In the absence of very recent transactions, the plan provides a formula for determining an approximation of market price based on a multiple of the Company’s latest four quarters of EBITDA, less indebtedness, and the mandatorily redeemable preferred partnership interests. The 2000 market price ($3,086 per .01% interest) was determined by the provisions of the plan since there were no recent transactions. Based on facts and circumstances at the time, the Board of Directors concluded the amount as determined by the provisions of the plan was a reasonable determination of market price.

Vesting occurs over four years at 25.0% per year. At December 31, 2004, all of the partnership options were exercisable, at a weighted average exercise price of $2,932, and all of which expire from 2007 to 2010. Participants become fully vested upon the occurrence of a Change in Control (as defined in the plan), upon a sale of substantially all of the assets of the Company, upon the liquidation of the Company, upon the Company’s consummation or adoption of a plan to make an Extraordinary Distribution or Redemption (as defined in the plan) or a closing of an initial public offering of equity securities. Options may be exercised at any time, to the extent that such options are exercisable. All options expire on the earlier to occur of (i) the tenth anniversary of the date the option was granted, (ii) one year after the participant ceases to be an employee of the Company due to retirement, death or disability, (iii) immediately, if the participant ceases to be an employee of the Company for cause, or (iv) ninety days after the occurrence of the termination of the participant’s employment with the Company, for any reason other

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

than (ii) or (iii) above. A participant, as defined in the plan, shall have no rights as a limited partner until the date the participant is duly admitted into the partnership. In general, a Class B Common Limited Partner may not participate in partnership profits, losses or gains, or participate in distributions from operations or receive tax distributions; however, a participant may participate in liquidating distributions. Additionally, a Class B Common Limited Partner shall not have any voting rights.

Mr. Larry Zine was granted options separately from the Option Plan to acquire a 3.91% ownership in the Company at an exercise price of $2,814. These options became fully vested and exercisable to purchase partnership interests in the Company as a result of the 1999 Transaction.

A summary of the status of the Company’s total outstanding partnership interest options as of December 31, 2002, 2003, and 2004, and changes during the years then ended is as follows:

	Percentage Interests	Exercise Price (1)

Options outstanding at December 31, 2001	9.61	$3,035
Granted	—	—
Exercised	—	—
Expired/Cancelled/Forfeited	(0.61)	2,945

Options outstanding at December 31, 2002	9.00	$3,041
Granted	—	—
Exercised	—	—
Expired/Cancelled/Forfeited	(0.36)	4,221

Options outstanding at December 31, 2003	8.64	$2,992
Granted	—	—
Exercised	—	—
Expired/Cancelled/Forfeited	(0.47)	4,051

Options outstanding at December 31, 2004	8.17	$2,932

(1)	Weighted average per .01% interest

(12) Commitments, Contingencies, and Guarantees

From time to time the Company is involved in ordinary routine litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company guaranteed a portion of Petro Travel Plaza’s debt under an Amended and Restated Guaranty Agreement dated September 10, 2003. Under a Second Amendment to the Consolidated Master Credit Agreement dated as of September 23, 2004, the Company’s guarantee requirements were deleted in their entirety, without substitution.

(13) Financial Instruments

The Company has engaged in only limited hedging activities and has not entered into significant long-term contracts with fuel suppliers other than the two ten-year supply agreements with ExxonMobil entered into in July 1999. Under the terms of one of these agreements, the ExxonMobil Suppliers will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in certain markets and under the other of these agreements, the Company purchases lubricants, based upon minimum purchase commitments, at the prices set forth in the agreements, see Note (8). Both supply agreements qualify as normal purchasing contracts and as such are not accounted for as derivatives under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). As of and for the years ended December 31, 2003 and 2004, the Company was not a party to any futures or option contracts.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003 and 2004, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, trade accounts receivable, trade accounts payable, and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s senior secured credit facilities approximate fair value due to the floating nature of the related interest rates. The Company’s principal market risk as it relates to long-term debt is its exposure to changes in interest rates. The fair value of the 10½% Notes, the 9% Notes, the 15% Notes, and the New Holding Partnership Notes has been estimated based on quoted market prices for the same or similar issues. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

The following table reflects the carrying amount and estimated fair value of the Company’s financial instruments, as of December 31:

	2003		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Long-term debt
Fixed rate	$226,616	$237,625	$274,094	$295,216
Average interest rate	12.8%	—	11.0%	—
Variable rate	$40,785	$40,785	$21,250	$21,250
Average interest rate	4.5%	—	5.8%	—

Currently, the Company is managing its exposure to interest rates using a mix of fixed and floating rate debt as deemed appropriate by management. Historically, the Company had only limited involvement with derivative financial instruments and had not used them for trading purposes. The Company had used derivatives to manage well-defined interest rate risks. At December 31, 2002, the Company was party to an interest rate swap agreement that was a cash flow hedge and qualified for the shortcut method under SFAS No. 133. Under this agreement, the Company paid a fixed rate of 3.86% on a portion of its retired senior secured credit facilities instead of a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The interest rate swap agreement expired by its terms on December 31, 2003. The transaction effectively changed a portion of the Company’s interest rate exposure on its retired credit facilities from a floating rate to a fixed rate basis. For the years ended December 31, 2002 and 2003, the effect of the swap was to increase the rate the Company was required to pay by 2.0% and 2.6%, respectively, which resulted in additional interest expense of approximately $379,000 and $495,000, respectively.

(14) Environmental Matters

The Company’s operations and properties are subject to extensive federal and state legislation, regulations, and requirements relating to environmental matters. In the operation of the Company’s business, it uses underground and above ground storage tanks (each a “UST”) to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. The Company is also subject to regulation in certain locations relating to vapor recovery and discharges into water. As a result of work done in 1999 to upgrade the Company’s USTs as required by state and federal law, the Company anticipates some site remediation will be required in Corning, California. The Company has incurred approximately $421,000 in remediation costs as of December 31, 2004 related to Corning, California, of which $237,000 is accrued at year-end. Management does not believe any additional required remediation will have a material adverse effect on the Company’s consolidated financial position or results of operations. Management believes that all of the Company’s USTs are currently in compliance in all material respects with applicable environmental legislation, regulations, and requirements.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s ownership of the properties and operation of its business may subject the Company to liability under various federal, state, and local environmental laws, ordinances, and regulations relating to cleanup and removal of hazardous substances (which may include petroleum and petroleum products) on, under, or in such property. Certain laws impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment site, regardless of whether such site is owned or operated by such person.

Where required or believed by the Company to be warranted, the Company takes action at its locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. In light of the Company’s business and the quantity of petroleum products that it handles, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 2002, 2003, and 2004, the Company’s expenditures for environmental matters were approximately $332,000, $180,000, and $269,000, respectively. See Note (2) for a discussion of the Company’s accounting policies relating to environmental matters.

The Company carries pollution legal liability insurance and UST insurance to cover likely and reasonably anticipated potential environmental liability associated with its business. While management believes that this coverage is sufficient to protect the Company against likely environmental risks, the Company cannot make assurances that its insurance coverage will be sufficient or that its liability, if any, will not have a material adverse effect on the Company’s business, assets, or results of operations.

The Company accrues liabilities for certain environmental remediation activities consistent with the policy set forth in Note (2). At December 31, 2003 and 2004, this accrual amounted to $300,000 and $237,000, respectively. The Company’s accrual for environmental remediation expenses is based upon initial estimates obtained from contractors engaged to perform the remediation work as required by local, state, and federal authorities. It is often difficult to predict the extent and the cost of environmental remediation until work has commenced and the full scope of the contamination determined. Accruals are periodically evaluated and updated as information regarding the nature of the clean up work is obtained. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. Actual results, however, could differ from estimated amounts and those differences could be material. At December 31, 2003 and 2004, the Company has recognized receivables of approximately $460,000 and $453,000, respectively, in the consolidated balance sheets related to recoveries of certain remediation costs from third parties.

(15) Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

The Company operates 37 multi-service truck stops in the United States. Full-size Petro Stopping Centers are built on an average of 27 acres of land situated at a convenient location with easy highway access. They can each generally accommodate an average of 263 trucks and an average of 145 cars in spacious and well-lit parking areas. The Company’s locations are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks, and freight. Within the Petro Stopping Center network, the Company offers standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. Generally, these include separate gas and diesel fueling islands, its home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers’ needs during long periods away from home. In addition, a typical Petro Stopping Center provides amenities and services such as telephone, fax, photocopying, Internet access, postal services, certified truck weighing scales, truck washes, laundry facilities, private showers, video games, and television and/or movie rooms. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility,

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

classified as a multi-service truck stop. During the years ended December 31, 2002, 2003, and 2004, the revenues generated from the company-operated truck stops were $918.1 million, $1.1 billion, and $1.3 billion, respectively.

As of December 31, 2002 and 2003, the Company was a franchisor to 23 Petro Stopping Center locations and as of December 31, 2004 the Company was a franchisor to 24 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. For the years ended December 31, 2002, 2003, and 2004, the revenues generated from the Company’s franchise operations were $4.8 million, $5.3 million, and $5.7 million, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying consolidated statements of operations. The Company does not allocate any expenses in measuring this segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

(16) Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer. Upon adoption of SFAS No. 150, an entity reports the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value or other measurement attribute required by this statement. On January 1, 2004, the Company adopted this statement and was required to reclassify its Class A mandatorily redeemable preferred partnership interests and the accrued preferred return of its Class B mandatorily redeemable preferred partnership interests as liabilities. Management believes that these financial instruments were already measured in accordance with SFAS No. 150 and, as such, the adoption of SFAS No. 150 required no cumulative effect of a change in accounting principle on its statement of operations. Management believes that the 2004 interest expense increased by approximately $3.7 million, as compared to 2003 interest expense, due to the implementation of SFAS No. 150 and its requirement to classify the accrual of preferred returns on these financial instruments as interest expense.

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which replaces the original Interpretation No. 46 issued in January 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. Non-public companies, such as the Company, must apply the revised Interpretation immediately to all entities created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after December 15, 2004. Management does not believe that the adoption of this revised Interpretation will have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which replaces the original Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” issued in October 1995. This standard addresses the accounting for transactions where an entity obtains employee services in share-based payment transactions. The effective dates vary depending on the type of reporting entity. Non-public companies, such as the Company, must apply the revised standard as of the beginning of the first annual reporting period that begins after December 15, 2005. Management does not believe that the adoption of this revised standard will have a significant impact on the Company’s consolidated financial position or results of operations.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Selected Quarterly Financial Data (unaudited)

2003	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenues (a)	$270,741		$252,031	$271,701	$268,834
Operating income	5,377		7,313	8,513	6,937
Income before cumulative effect of a change in accounting principle	(3,286)		(1,142)	(53)	(2,712)
Cumulative effect of a change in accounting principle (b)	(397)		—	—	—
Net loss before minority interest	(3,683)		(1,142)	(53)	(2,712)

2004	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenues (a)	$286,127		$315,813	$338,191	$366,380
Operating income	4,789		9,538	9,034	11,000
Income before cumulative effect of a change in accounting principle	(20,357)		1,416	1,134	3,004
Cumulative effect of a change in accounting principle	—		—	—	—
Net (loss) income before minority interest	(20,357	)(c)	1,416	1,134	3,004

(a)	Changes in net revenues can fluctuate substantially in very short periods of time due to fluctuations in fuel prices and cost of fuel.
(b)	Reflects the expensing of the initial estimate of the asset retirement obligations as required by the adoption of SFAS No.143.
(c)	Net loss primarily due to the loss on retirement of debt and related debt restructuring costs as part of the 2004 Refinancing Transactions.

(18) Subsequent Events

On February 3, 2005, the Operating Partnership provided a distribution of $3.5 million to the Holding Partnership that allowed it to repurchase the majority of its remaining 15% Notes at a redemption price of 107.5%. This was accounted for as a debt extinguishment resulting in the recognition of a loss of approximately $244,000.

During the first quarter of 2005, the Company entered into agreements for the acquisition of four sites. The Company has completed the purchase of three sites, two of which were existing Petro Stopping Centers owned by one of its franchisees and became company-operated sites following the closing of the related transactions. The fourth site is also an existing Petro Stopping Center owned by one of the Company’s franchisees and will become a company-operated site following the closing of the purchase transaction. Management believes that the acquisition of this site will occur during the third quarter of 2005. The aggregate costs to acquire these sites are expected to be approximately $42.5 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners

Petro Stopping Centers Holdings, L.P.:

We have audited the accompanying consolidated balance sheets of Petro Stopping Centers Holdings, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners’ deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro Stopping Centers Holdings, L.P. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

El Paso, Texas

March 14, 2005

PETRO STOPPING CENTERS HOLDINGS, L.P.

Schedule II - Valuation and Qualifying Accounts

Years Ended December 31, 2002, 2003, and 2004

(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Write-off, net	Balance at end of year
Year ended December 31, 2002:
Allowance for doubtful accounts	$726	209	257	$678
Inventory Reserve	233	—	—	233

Year ended December 31, 2003:
Allowance for doubtful accounts	$678	144	44	$778
Inventory Reserve	233	—	—	233

Year ended December 31, 2004:
Allowance for doubtful accounts	$778	157	159	$776
Inventory Reserve	233	—	—	233

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

There has been no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15 during the fourth fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following sets forth certain information as of February 1, 2005, with respect to the persons who are members of the Board of Directors and senior management team of the Company. All directors hold office until death, resignation, or removal.

Name	Age	Position
J.A. Cardwell, Sr.	72	Chairman, Chief Executive Officer, and Member of the Executive Committee
James A. Cardwell, Jr.	44	President, Chief Operating Officer, and Director
Edward Escudero	34	Treasurer, Chief Financial Officer, and Secretary
David Latimer	46	Vice President of Petro:Lube(a)
Keith Kirkpatrick	44	Executive Director of Fuel/Store Operations(a)
Eddie H. Brailsford	50	Director and Member of the Audit Committee
Eric R. Carmichael	36	Director and Member of the Audit Committee(b)
Timothy J. Devens	45	Director and Member of the Audit Committee(c)
Michel Gigou	58	Director and Member of the Executive Committee
James M.E. Mixter, Jr.	54	Director and Member of the Executive Committee
Larry J. Zine	50	Director and Member of the Audit Committee

(a)	Position held only with the Operating Partnership
(b)	Resigned from the Board of Directors effective March 17, 2005.
(c)	Appointed to the Board of Directors effective March 17, 2005.

J.A. Cardwell, Sr. opened the first Petro Stopping Center in 1975 and has been serving as Chief Executive Officer of the Company since May 1992, as our Chairman since March 1993, and as our President from December 2003 through December 2004. Mr. Cardwell, Sr. has responsibility for our overall performance, defining our image in the marketplace, identifying growth opportunities, and overseeing employee and customer retention. Mr. Cardwell, Sr. served as the Chairman of the National Association of Truck Stop Operators in 1983 and 1984 and has worked on various committees of the association since that time. Mr. Cardwell, Sr. currently serves as a director of State National Bancshares, Inc. and Archstone-Smith. J.A. Cardwell, Sr. is the father of James A. Cardwell, Jr.

James A. Cardwell, Jr. was named President of the Company as of January 1, 2004 and has been serving as Chief Operating Officer since January 2001 and is a director of the Company. Mr. Cardwell, Jr.

is responsible for our operations, overseeing the diesel fuel islands, Iron Skillet Restaurants, travel and convenience stores, and Petro:Lubes. Mr. Cardwell, Jr. also oversees the franchise, marketing, and fleet sales departments. Mr. Cardwell, Jr. has been involved full time with the Company for over 20 years and has held various positions including profit center management and National sales Manager. Mr. Cardwell, Jr. served as Chairman of NATSO, Inc. in 1999 and 2000. James A. Cardwell, Jr. is the son of J.A. Cardwell, Sr.

Edward Escudero was named our Chief Financial Officer as of January 1, 2003 and is responsible for all the financial, accounting, treasury, credit, human resource, legal, and information technology operations, in addition to acting as Treasurer since January 2002 and as Secretary since December of 2003. Mr. Escudero has served in various financial positions for the Company since March 1999 including most recently Vice President of Finance. Before his position with the Company, Mr. Escudero held various financial positions at Yazaki North America from 1993 to 1999, with his last position held as Controller. Mr. Escudero received a B.B.A. in Accounting from the University of Texas at El Paso and is a Certified Public Accountant.

David Latimer joined the Company in 1983 opening the first Petro:Lube in El Paso, Texas, and has been serving as Vice President of Petro:Lube since April 1995. Previously, Mr. Latimer served in a variety of operational management positions. He also serves as our representative to the National Tire Dealers and Retreaders Association and The Maintenance Council.

Keith Kirkpatrick joined the Company in 1986 and was named Executive Director of Fuel/Store Operations in 2001. Mr. Kirkpatrick is currently responsible for our fuel island, Petro:2, and travel store operations. Mr. Kirkpatrick has served in various administrative support and related operational positions since joining the Company, including most recently Director of Fuel Island Operations and Director of Fuel/Store Operations.

Eddie H. Brailsford has been a director of the Company since July 2001. Mr. Brailsford is employed by Volvo Trucks North America, Inc. as the Chief Financial Controller. Mr. Brailsford has been with Volvo for over 20 years and has held various financial positions, including Director of Financial Planning and Director of Accounting. Prior to joining Volvo, Mr. Brailsford was employed by Union Carbide Corporation and Miller Brewing Company where he also held various financial positions. Mr. Brailsford is a Certified Public Accountant.

Eric R. Carmichael has been director of the Company since October 2004 and tendered his resignation from the Board effective March 17, 2005. Mr. Carmichael joined Exxon Mobil Corporation in 1991 and was named Americas Planner in January 2004. Mr. Carmichael is responsible for strategic planning for the Lubricants and Petroleum Specialties (“L&PS”) business in North and Latin America. Prior to this position, Mr. Carmichael served in a variety of capacities responsible for managing Exxon Mobil Corporation’s L&PS business including roles as Logistics Manager, Customer Service Manager, Distributor Sales Manager, and various Marketing, Technical, and Sales positions. Mr. Carmichael holds a BS in Mechanical Engineering from the University of Arizona and a MBA from the University of Houston.

Timothy J. Devens was appointed to the Board of Directors effective March 17, 2005. Mr. Devens joined Exxon Mobil Corporation in 1987 and was named the U.S. Automotive Sales Manager for Exxon Mobil Lubricants and Specialties in September 2002. Mr. Devens is currently responsible for all lubricant sales and services to national accounts in the U.S. market. Prior to this position, Mr. Devens has served in numerous assignments within Exxon Mobil in Fuels, Engineering, Distribution, and Lubricants and Specialties. Mr. Devens holds a BS in Civil Engineering from the United States Military Academy and previously served in the U.S. Armed Forces as an officer in the Corps of Engineers.

Michel Gigou has been director of the Company since October 2004. Mr. Gigou is Senior Vice President of AB Volvo since January 1, 2004. Prior to that, Mr. Gigou was President and CEO of Volvo Trucks North America and Chairman of Mack Trucks. Mr. Gigou is Chairman of Arrow Trucks and holds positions of member of the Boards of Volvo Financial Services, Volvo Construction Equipment, and Volvo Powertrain. Prior to joining the Volvo Group, Mr. Gigou held various positions within Renault SA Car division and Trucks division, becoming the President and CEO of Mack Trucks in 1995. Mr. Gigou holds a Bachelor of Engineering from Ecole National des Arts and Metiers, France.

James M.E. Mixter, Jr. has been a director of the Company since June 2003. Mr. Mixter is employed by Exxon Mobil Corporation as U.S. National Accounts Manager in its Fuels Marketing Company. Mr. Mixter joined ExxonMobil in 1975 and has held a variety of assignments in sales, staff, and management. From 1998 to 2000, Mr. Mixter was manager of U.S. Convenience Products. In 2000, Mr. Mixter moved to his current position and subsequently became Vice President and Director of Mobil Long Haul, Inc. and President and Director of Mobil Diesel Supply Corporation, both ExxonMobil affiliates. Mr. Mixter holds a BA degree in Economics from Amherst College and an MBA from the Colgate Darden Graduate School of Business at the University of Virginia.

Larry J. Zine has been a director of the Operating Partnership since January 1999. Mr. Zine served as Executive Vice President and Chief Financial Officer of the Operating Partnership from December 1996 to January 1999 and as President of the Operating Partnership from January 1999 through July 1999. Mr. Zine joined Blockbuster, Inc. in 1999 and currently serves as Executive Vice President, Chief Financial Officer, and Chief Administrative Officer. Prior to joining the Operating Partnership, Mr. Zine was the Executive Vice President and Chief Financial Officer for The Circle K Corporation, the second largest chain of convenience stores in the United States, from 1988 to 1996. He was educated at the University of North Dakota and holds a M.S. degree in Accounting and a B.B.S. in Marketing. Mr. Zine continues to be employed with the Company on a very limited basis.

Audit Committee Financial Expert

Our Board of Directors has a separately-designated standing Audit Committee established in accordance with the Exchange Act, as amended. The Audit Committee is comprised of the following directors: Eddie H. Brailsford, Eric Carmichael, and Larry J. Zine. Our Board has determined that both Mr. Brailsford and Mr. Zine are the audit committee financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act. Mr. Brailsford is not independent from management under applicable Securities and Exchange Commission requirements due to his employment by one of our affiliates, Volvo Trucks North America, Inc., per the definition of independence in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Additionally, Mr. Zine does not qualify as independent from management due to his continued employment with the Company on a very limited basis. Mr. Zine receives an annual salary of $30,000.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our executive officers. A copy of the code of ethics was included as Exhibit 14.01 of the Operating Partnership’s Form 10-K, filed on March 26, 2004.

Item 11. Executive Compensation

Executive Compensation

The following tables present information concerning the compensation paid for services rendered to the Company for the years ended December 31, 2004, 2003, and 2002, to the Chief Executive Officer of the Company and the four other most highly paid executive officers employed by the Company at the end of 2004, collectively, the “Named Executive Officers.” As of May 12, 2003, Nancy Santana was no longer an employee of the Company. Her information is included below because she was a Named Executive Officer at the end of fiscal year 2002.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation		Other Annual Compensation		Long-Term Compensation Awards Options (% Interest)		All Other Compensation
		Salary	Bonus
J.A. Cardwell, Sr. Chief Executive Officer	2004 2003 2002	$436,154 420,000 420,000	$410,000 150,000 150,000	$52,195 53,961 75,486	(1) (1) (1)	$	— — —	$268,580 259,360 257,394	(2) (2) (2)

James A. Cardwell, Jr. President and Chief Operating Officer	2004 2003 2002	219,231 197,115 190,000	240,000 100,000 80,000	— — —			— — —	4,192 4,742 6,800	(3) (3) (3)

Edward Escudero Chief Financial Officer	2004 2003 2002	181,867 145,083 132,867	240,000 150,000 65,000	— — —			— — —	4,906 3,552 21,475	(4) (4) (4)

Nancy Santana Vice President- General Counsel	2004 2003 2002	— 62,000 160,000	— — 65,000	— — —			— — —	— 1,905 2,354	(5) (5)

David Latimer Vice President- Petro:Lube	2004 2003 2002	160,233 148,366 144,260	120,000 85,000 75,000	— — —			— — —	4,904 3,437 2,217	(6) (6) (6)

Keith Kirkpatrick Executive Director of Fuel/Store Operations	2004 2003 2002	150,715 142,288 139,489	140,000 10,000 45,000	— — —			— — —	1,464 1,325 50	(7) (7) (7)

(1)	Included in these amounts are tax preparation advice in the amount of $27,192, $30,714, and $47,624 for the years ended December 31, 2004, 2003, and 2002, respectively.
(2)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $5,862 and $4,361, respectively for 2004, $5,700 and $4,200, respectively for 2003, and $4,200 for each plan in 2002. Additionally, life insurance premiums for the benefit of J.A. Cardwell, Sr. were paid in the amount of $243,540 for each of the years ended December 31, 2004, 2003, and 2002, respectively. Also included in All Other Compensation is the actuarial value of this life insurance in the amounts of $14,817, $5,920, and $5,454 for the years ended December 31, 2004, 2003, and 2002, respectively.
(3)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $3,192 and $1,000, respectively for 2004, $2,771 and $1,971, respectively for 2003, and $2,500 and $4,300, respectively for 2002.
(4)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $3,318 and $1,588, respectively for 2004, $2,101 and $1,451, respectively for 2003, and $1,760 and $1,511, respectively for 2002. Additionally, a retention bonus was earned in the amount of $18,204 for the year ended December 31, 2002.
(5)	Represents employer contributions to a 401(k) Plan of $1,905 for 2003 and $2,354 for 2002.
(6)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $3,679 and $1,225, respectively for 2004, $3,350 and $87, respectively for 2003, and $1,966 and $251, respectively for 2002.
(7)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $675 and $789, respectively for 2004, $675 and $650, respectively for 2003, and $25 and $25, respectively for 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year-end Option/SAR Values

Name	Amount Acquired on Exercise(%)(1)	Value Realized($)(1)	Company Interests Underlying Unexercised Options/SARs at Fiscal Year-end(%)(2) Exercisable/Unexercisable	Value of Unexercised In-The-Money-Options/SARs at Fiscal Year-end($)(3) Exercisable/Unexercisable
J.A. Cardwell, Sr.	—	—	—	—
James A. Cardwell, Jr.	—	—	1.28/0	181,462/0
Edward Escudero	—	—	.14/0	162/0
David Latimer	—	—	.36/0	50,406/0
Keith Kirkpatrick	—	—	.36/0	50,406/0

(1)	No options were exercised in 2004.
(2)	Options granted to the Named Executive Officers in the Company, expressed as a percent of the Holding Partnership’s equity.
(3)	No market exists for the partnership interests option. Fair value for purposes of this table has been determined based on a method similar with that described in Note 11 of the notes to consolidated financial statements for the year ended December 31, 2004.

Partnership Interests Option Plan

We have established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in our continued success, which is more fully described in Note 11 of the notes to consolidated financial statements included herein. We apply Accounting Principles Board Opinion No. 25 in accounting for our Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the years ended December 31, 2002, 2003, and 2004. We provide the disclosures required by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by the Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”

Mr. Zine was granted options separately from the Option Plan to acquire a 3.91% ownership interest in us at an exercise price of $2,814. These options became fully vested and exercisable to purchase partnership interests in us as a result of the 1999 recapitalization transaction.

All options are for equity interests in us. No options were granted in 2004.

Compensation of Members of the Board of Directors

Members of the Board of Directors of the Company who are not full-time employees of the Company receive a payment of $3,500 per meeting from the Company for their services. Members who are our full-time employees or employees of our partners do not receive a salary or any other payment for their services on the Board of Directors.

Compensation Committee

The Company does not maintain a formal Compensation Committee. All non-executive levels of compensation are established pursuant to established policies and procedures. The Company administers any bonus program adopted by the Board of Directors.

Executive level compensation is established by the Board of Directors, as a whole, with the approval of the Executive Committee of the Board of Directors. During the year ended December 31,

2004, the members of the Executive Committee were J.A. Cardwell, Sr., Michel Gigou, and James M.E. Mixter, Jr. The Company’s executive level compensation program consists of two components: base salary and bonus incentives. The Board of Directors establishes base salary compensation designed to offer the Company’s executive level competitive opportunities based upon the overall Company performance, their individual contribution to the financial success of the Company, and their personal performance. Bonus incentives are to reward the executive level for meeting certain performance criteria and achieving certain financial and operational goals. Bonus incentives are contingent upon the Company attaining certain levels of operating profitability.

The Board of Directors compensates its Chief Executive Officer and President and Chief Operating Officer pursuant to employment agreements described below. Such employment agreements provide for basic compensation as well as the possibility of bonus compensation based upon formulas specifically tied to performance criteria for the Company.

Employment Agreements

The Company has entered into two employment agreements with Company executives: J.A. Cardwell, Sr. and James A. Cardwell, Jr. J.A. Cardwell, Sr.’s employment agreement commenced on February 10, 1999 and its initial term expired on February 10, 2002. J.A. Cardwell, Sr.’s employment agreement is automatically renewed each year for one additional year, unless either party gives at least three months prior written notice of termination. No notice of termination was given prior to the employment agreement’s expiration date. Under his employment agreement, J.A. Cardwell, Sr.’s annual base salary is $420,000 and may be increased by the Company’s Board of Directors (or compensation committee, if one is established). J.A. Cardwell, Sr. is entitled to receive an annual bonus of up to 120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are mutually agreed upon between J.A. Cardwell, Sr., and the Company’s Board of Directors. Under the terms of his employment agreement, J.A. Cardwell, Sr. also receives a car, life insurance, tax preparation advice, and a country club membership, which, in the aggregate, cost the Company approximately $52,000 for the year ended December 31, 2004.

The employment of J.A. Cardwell, Sr. may be terminated either with cause, which includes termination for felony conviction, misconduct or continued failure to use reasonable best efforts, or without cause. He may elect to terminate his employment agreement at any time by providing 60 days notice; and in any of these cases, he will be entitled to receive his base salary and accrued vacation pay through the date of termination. If the Company terminates J.A. Cardwell, Sr. because of a disability, he will be entitled to his base salary and accrued vacation pay through the date of termination, offset dollar for dollar by any disability insurance benefits he receives from insurance the Company provides. J.A. Cardwell, Sr.’s employment agreement contains customary non-solicitation provisions upon termination of the agreement.

James A. Cardwell, Jr.’s employment agreement commenced on February 10, 1999 and had an original expiration date of February 10, 2002. Effective February 1, 2002, the Company’s Board of Directors approved an amendment to James A. Cardwell, Jr.’s employment agreement that effectively renews such agreement annually, unless either party gives at least three months prior written notice not to renew the agreement. Additionally, the amendment increased his annual base salary to $190,000, which may continue to be increased by the Company’s Board of Directors (or compensation committee, if one is established). James A. Cardwell, Jr. is entitled to receive an annual bonus of up to 120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are mutually agreed upon between James A. Cardwell, Jr. and the Company’s Board of Directors. Under the terms of his amended employment agreement, James A. Cardwell, Jr. also receives life and disability insurance and a country club membership, which, in the aggregate, cost the Company approximately $4,800 for the year ended December 31, 2004.

Under his amended employment agreement, the Company may terminate James A. Cardwell, Jr.’s employment with cause, which includes termination for felony conviction, misconduct or continued failure to use reasonable best efforts, without cause, or due to his disability. James A. Cardwell, Jr. may terminate his employment either for good reason, which includes a reduction in base salary or the Company’s failure to provide the material benefits due to him, or without good reason. Generally, termination of the amended employment agreement by the Company without cause or by James A. Cardwell, Jr. for good reason entitles him to receive his base salary and accrued vacation pay through the date of termination, a lump-sum payment equal to one times his then-current base salary, specified benefits for twelve months following the date of termination, and his annual bonus for the year his employment terminates which he would have otherwise received, pro-rated to the date of termination. Termination of the amended employment agreement by the Company with cause or by James A. Cardwell, Jr. without good reason entitles him to receive only his base salary and accrued vacation pay through the date of termination. If the Company terminates James A. Cardwell, Jr. because of a disability, he will be entitled to his base salary and accrued vacation pay through the date of termination, offset dollar for dollar by any disability insurance benefits he receives from insurance the Company provides. James A. Cardwell, Jr.’s amended employment agreement contains non-solicitation provisions upon termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Holding Partnership directly and indirectly is the owner of approximately 99.5% of the partnership interests of the Operating Partnership, with the remaining 0.5% owned by Petro, Inc. (controlled by J.A. Cardwell, Sr.) and James A. Cardwell, Jr. The following table sets forth certain information regarding beneficial ownership of the Company’s partnership interests by each general partner, each limited partner who owns more than 5.0% of the Company’s partnership interests, each director who beneficially owns partnership interests, each executive officer who beneficially owns partnership interests, and all directors and executive officers of the Company as a group. Except as discussed in the footnotes to the table, each partner listed below has informed the Company that it has (1) sole voting and investment power with respect to its partnership interests, except to the extent that authority is shared by spouses under applicable law and (2) record and beneficial ownership with respect to such partner’s partnership interests.

Names and Address	Type of Interest	Percentage of Class (1)
J.A. Cardwell, Sr. 6080 Surety Drive El Paso, Texas 79905	General Partner Limited Partner	1.1%(2) 45.6%(3)

James A. Cardwell, Jr. 6080 Surety Drive El Paso, Texas 79905	Limited Partner	4.9%(4)

Mobil Long Haul, Inc. 3225 Gallows Road Fairfax, Virginia 22037	Limited Partner	9.7%

Volvo Petro Holdings, LLC 7900 National Service Road Greensboro, NC 27402-6115	Limited Partner	28.7%

Petro Warrant Holdings Corporation 6080 Surety Drive El Paso, Texas 79905	Limited Partner	10.0%(5)

All directors and officers as a group		51.6%

(1)	Does not assume conversion of the convertible preferred partnership interests to be owned by Mobil Long Haul or the exercise of management-held options. If conversion of Mobil Long Haul’s interests is assumed, Mobil Long Haul’s percentage of the common partnership interests would increase to 13.2% and the interests of the other partners would be J.A. Cardwell, Sr. (1.0% general partner and 44.0% limited partner), James A. Cardwell, Jr. (4.6%), Volvo Trucks (27.6%), and Warrant Holdings (9.6%). In addition to the convertible preferred partnership interests, preferred partnership interests are owned by Mobil Long Haul ($12.0 million) and the Cardwell

Group ($7.6 million) that are entitled to cumulative preferred returns at the rate of 9.5% and 8.0%, respectively, and at December 31, 2004 had aggregate accrued unpaid preferred returns of $24.0 million. See Note 9 of notes to consolidated financial statements.

(2)	Represents partnership interests owned of record by Petro, Inc. Petro, Inc. is a wholly owned subsidiary of Nevada Trio, Inc., a Nevada corporation, which is wholly owned by Card Partners, L.P., a Texas limited partnership of which Texas MEC, Inc., a Texas corporation, is the general partner. J.A. Cardwell, Sr. is the sole shareholder of Texas MEC, Inc. Accordingly, J.A. Cardwell, Sr. may be deemed to have beneficial ownership of the partnership interests owned by Petro, Inc.
(3)	Represents only common partnership interests owned of record by Petro, Inc. and interests owned individually by J.A. Cardwell, Sr. Until the exchange of the warrants, which are exchangeable for all of the common stock of Warrant Holdings, an affiliate of J.A. Cardwell, Sr. will be the nominal holder of the only outstanding share of Warrant Holdings, which share will be redeemed for $1.00 upon the exchange of the warrants. J.A. Cardwell, Sr. disclaims any beneficial interest in the common partnership interests in the Company held by Warrant Holdings because of the limitations on the economic and voting rights of the holder of that share prior to the exchange of the warrants and the acquisition of all the equity interest in Warrant Holdings by the holders of the warrants.
(4)	Represents common partnership interests owned of record by JAJCO II, Inc. as well as interests owned individually by James A. Cardwell, Jr. James A. Cardwell, Jr. is the sole shareholder of JAJCO II, Inc. and may be deemed to have beneficial ownership of the common partnership interest owned by JAJCO II, Inc.
(5)	Until the exchange of the warrants, which are exchangeable for all of the common stock of Warrant Holdings, an affiliate of J.A. Cardwell, Sr. will be the nominal holder of the only outstanding share of Warrant Holdings, which share will be redeemed for $1.00 upon the exchange of the warrants. J.A. Cardwell, Sr. disclaims any beneficial interest in the common partnership interests in the Company held by Warrant Holdings because of the limitations on the economic and voting rights of the holder of that share prior to the exchange of the warrants and the acquisition of all the equity interest in Warrant Holdings by the holders of the warrants.

As of December 31, 2004, information regarding the Holding Partnership’s option plan is as follows:

	Equity Compensation Plan Information
Plan Category	Percentage of Partnership Interests to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Percentage of Partnership Interests Remaining Available for Future Issuance
Equity compensation plans approved by the Board of Directors	8.17	$2,932	6.04
Equity compensation plans not approved by the Board of Directors	—	—	—

Total	8.17	$2,932	6.04

Item 13. Certain Relationships and Related Transactions

Many of the relationships described below between the Operating Partnership and entities affiliated with the Cardwell Group were entered into prior to 1992, when the Cardwell Group or their affiliates owned 100% of the Operating Partnership. Prior to 1997, other than Board of Director approval, there was no formal procedure to ensure that related-party contracts contained arms-length terms and competitive pricing. In 1997, we implemented a process designed to ensure all new related-party transactions or the renewal of existing related-party activities would be subject to a competitive bid or competitive analysis process. We believe that all of our existing related-party transactions are on terms comparable to those that could have been received in an arms-length transaction.

Each of the related parties and/or affiliates of us included in the transactions described in this section (other than ExxonMobil, Mobil Diesel, Volvo Trucks North America, Inc. (“Volvo Trucks”), Volvo Petro Holdings, LLC, and Petro Travel Plaza, LLC) is owned or controlled to some degree by a member or members of the Cardwell Group. Related-party transactions, other than those specifically discussed below, may arise in the ordinary course of business.

ExxonMobil Agreements

In July 1999, we entered into two ten-year fuel supply agreements with ExxonMobil. Upon the expiration of the ten-year initial term, the agreements are renewable for another five-year term at the option of ExxonMobil; however, we have the ability to terminate the agreements at the end of the ten-year term by paying a termination fee based on a formula provided for in such agreements. Under the terms of one of these agreements, as amended (which we refer to as the fuel supply agreement), the ExxonMobil Suppliers will supply our company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in certain markets, and under the other of these agreements (which we refer to as the lubrication supply agreement), we purchase lubricants, based on minimum purchase commitments, at the prices set forth in that agreement.

As of December 31, 2004, the diesel fuel sold at 19 of our 37 company-operated Petro Stopping Centers and some of our franchise operated Petro Stopping Centers is branded Mobil Diesel, and all of our company-operated Petro:Lubes feature Mobil Delvac lubricants. The ExxonMobil Supply Agreements require that we purchase from ExxonMobil specified distribution terminals, a minimum number of gallons of diesel fuel on an annual basis, as adjusted based upon product availability, the number of Petro Stopping Centers we operate, and other circumstances therein described. For 2004, our annual volume commitment was 230.6 million gallons of Mobil diesel under the fuel supply agreement and 1.6 million gallons of Mobil lubricants under the lubricant supply agreement. This constitutes approximately 40.8% of our diesel fuel requirements and approximately 76.1% of our lubricant requirements. In addition, we are required to exclusively advertise both the Mobil Delvac lubricants and the Mobil fuel at our branded ExxonMobil locations.

If we do not purchase any diesel fuel from ExxonMobil under the ExxonMobil Supply Agreements, the maximum penalties in any year would be $0.0035 per gallon, multiplied by the annual volume commitment as provided for in the ExxonMobil Supply Agreements (as adjusted for the opening and closing of sites). In connection with the 2004 Refinancing Transactions, we amended the ExxonMobil Supply Agreements. The amendment contemplates that we may purchase fuel from other suppliers, and provides that the penalty will be multiplied by a fraction, the numerator of which is our average trade credit with the ExxonMobil Suppliers during December of each year and the denominator of which is $30.0 million. As a result, we will have an incentive to reduce our accounts payable to the ExxonMobil Suppliers during each year. In 2002, 2003, and 2004, we incurred penalties of approximately $184,000, $197,000, and $422,000, respectively. As provided in the ExxonMobil Supply Agreements, if the ExxonMobil Suppliers do not supply 100% of our diesel fuel demand at Mobil branded locations, Mobil Diesel purchases such additional diesel fuel from third-party suppliers and then sells it to us. In such cases we can designate a third-party supplier from whom Mobil Diesel will obtain diesel fuel, so long as the fuel meets or exceeds the minimum industry or governmental specifications and the alternative source supplier agrees to specified procedures. Effective June 2001, both Mobil Diesel and we entered into an outsourcing agreement to document the responsibilities associated with the day to day operations of Mobil Diesel, including the ability of our personnel to negotiate price and other terms of third party supply arrangements, subject to approval by Mobil Diesel.

If we are able to obtain a lower diesel fuel price from a third-party supplier approved by Mobil Diesel in a particular market area, we may request that ExxonMobil meet the lower price or allow a portion of its diesel fuel requirements to be supplied from the Mobil Diesel approved third-party supplier, in which case Mobil Diesel would purchase the diesel fuel from the supplier and resell the product to us. Any change in supply source, other than a change resulting from inability to supply, does not affect our requirement to purchase the annual minimum number of gallons from ExxonMobil specified distribution terminals as provided in the ExxonMobil Supply Agreements. The ExxonMobil Supply Agreements also place a limit on the maximum number of gallons of diesel fuel that we may receive monthly from the ExxonMobil Suppliers’ specified distribution terminals. Prices to be charged for fuel sold to us under the ExxonMobil Supply Agreements are based on referenced prices plus delivery costs minus discounts.

We purchase diesel fuel and gasoline for each of our company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a two to three day inventory of fuel. During 2004, we purchased 72.9% of our diesel fuel and gasoline through the ExxonMobil Suppliers, approximately 67.8% of which was third-party fuel purchased through the arrangement described above, which includes fuel purchases received at a third-party terminal but sold by the ExxonMobil Suppliers under an exchange or purchase arrangement. The approximate aggregate amount of fuel purchased under the ExxonMobil Supply Agreements for the years ended December 31, 2002, 2003, and 2004 totaled $696.3 million, $766.0 million, and $738.6 million, respectively.

Product Services Agreement and Fuel Sales Agreement

Under the terms of an agreement with C&R Distributing, Inc. (“C&R”), we currently purchase Chevron branded gasoline and motor oils at cost for three of our Petro Stopping Centers from C&R. The sole shareholder of C&R is Nevada Trio, Inc., a Nevada Corporation, which is controlled by the Cardwell Group. The C&R fuel agreement requires us to keep Chevron unleaded gasoline, regular gasoline, and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, the Company entered into a product services agreement with C&R under which C&R provides the Company with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. The term of the product service agreement expired in December 2004 and is currently on a month to month basis. C&R provides us with fuel hauling within various specified markets designated by us under a fuel carrier agreement entered into on March 1, 2000, which expired on March 1, 2003 and is automatically renewed for successive one year terms until cancellation by either party with 90 days written notice. The C&R agreements provide that C&R will charge us for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The C&R fuel agreement is exclusive but allows us to cancel the agreement with 30 days prior notice. The C&R services agreement is non-exclusive and allows us to enter into similar agreements with other parties. The C&R fuel carrier agreement is exclusive with respect to our Petro Stopping Centers as defined per the agreement. Sales of fuel and lubricants and truck hauling fees C&R charged us aggregated $7.3 million, $9.3 million, and $11.2 million for the years ended December 31, 2002, 2003, and 2004, respectively. Additionally, we sold diesel fuel to C&R through June 2003, at our cost, which aggregated to $9.0 million and $1.4 million for the years ended December 31, 2002 and 2003, respectively.

Volvo Trucks Agreement

On July 23, 1999, we and Volvo Trucks entered into an Operating Agreement related to the warranty, maintenance, and service work we provide to Volvo Trucks managed vehicles, the sale by us of Volvo truck parts, joint advertising and marketing initiatives, and the co-development of Petro Stopping Centers by Volvo Trucks and us to utilize our truck stop space for Volvo truck sales and marketing.

Alcohol Sales and Servicing Agreement

J.A. Cardwell, Sr., James A. Cardwell, Jr., and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0%, and 10.0%, respectively, of the stock of C&PPR, Inc. (“C&PPR”). James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. (“Petro Truckstops”) and Petro Beverage, Inc. We entered into agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc. relating to the retail sales of beer, wine, and wine coolers at a limited number of our Petro Stopping Centers. The agreements continue in effect until terminated by either party. Under the agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc., we agreed to operate the alcohol sales business at these locations for these entities in exchange for a percentage of the gross receipts generated from alcoholic beverage sales. The percentage of gross alcoholic beverage sales received by us is 10.0% in the case of C&PPR and 15.0% in the case of Petro Truckstops and Petro Beverage, Inc., of which 5.0% in all cases serves as our reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to us are intended to be approximately equal to the gross profit received by the above entities. Our revenues in connection with the C&PPR agreement were $55,000, $61,000, and $59,000 for the years ended December 31, 2002, 2003, and 2004, respectively. Our revenues in connection with the Petro Truckstops agreement were $43,000, $44,000, and $45,000 for the years ended December 31, 2002, 2003, and 2004, respectively. Our revenues in connection with the Petro Beverage, Inc. agreement were $7,000, $8,000, and $7,000 for the years ended December 31, 2002, 2003, and 2004, respectively.

Motor Media Arrangements

Concurrent with the formation of the Company in April 1992, Motor Media, Inc. (“Motor Media”), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with us (the “Motor Media Agreement”), under which Motor Media leases floor and wall space at all Petro Stopping Centers operated by us and sells space for in-store advertising to third parties. The term of the Motor Media Agreement expired in 1997 and was renewed for an additional five-year term that expired in 2002. The agreement is automatically renewed until cancellation by either party with 60 days written notice. Under the Motor Media Agreement, we and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. We received $25,000, $15,000, and $28,000 for the years ended December 31, 2002, 2003, and 2004, respectively, representing our share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide.

Amusement and Video Poker Games Agreements

Under an agreement (the “Amusement Agreement”) between El Paso Vending and Amusement Company (“EPAC”), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and us, EPAC furnishes and services video and other games for our company-operated Petro Stopping Centers. The term of the Amusement Agreement expired in May 2002 and operated on a month to month basis prior to the renewal and extension of the Amusement Agreement, which was made as of April 1, 2003 for a three-year term ending March 31, 2006. The Amended Amusement Agreement shall automatically renew for successive one-year terms unless either party provides a written notice of termination at least ninety days prior to the termination of the extended initial term or any renewal term. The Amended Amusement Agreement currently covers 31 of our company-operated Petro Stopping Centers, of which we and EPAC are entitled to 50% each of the revenues generated by the games for 24 sites and with the remaining 7 sites, we and EPAC are entitled to 60% and 40%, respectively, of the revenues generated by the games. We received $2.5 million for the year ended December 2002 and $2.1 million for each of the years ended December 2003 and 2004, representing our share of the revenues under the Amusement Agreement and the Amended Amusement Agreement.

Since June 1993 the Petro Stopping Center located in Shreveport, Louisiana has featured video poker games housed in a separate on-site facility and operated by a third-party, Petro Truckstops, Inc., which is owned 100% by James A. Cardwell, Jr., who, under terms of a contract, pays 95.0% of the revenue collected to us and retains 5.0% for operating expenses in accordance with a lease agreement. In order to satisfy state law requirements, in February 2000 we leased the Shreveport fuel island operation to Petro Truckstops, Inc., which operates the video poker offering. Pursuant to the terms of the Property Lease Agreement, dated November 12, 1998, between us and Petro Truckstops, Inc., we receive rental income of $1.2 million per annum, which was received for each of the years ended December 31, 2002, 2003, and 2004. We also receive a management fee of $250,000 per annum, which was also received for each of the years ended December 31, 2002, 2003, and 2004. Additionally, we sell diesel fuel to the Shreveport location that aggregated to $11.8 million, $13.8 million, and $20.8 million for the years ended December 31, 2002, 2003, and 2004, respectively.

Principal Executive Offices

The office building in which our principal executive offices are located is owned by J.A. Cardwell, Sr. We rent the entire building under a lease agreement, as amended on July 10, 2003, which extended the term of the lease from December 31, 2005 to December 31, 2013. Under the lease, we pay rent totaling $336,000 per year. In addition to rent, we are required to pay all taxes, maintenance, and other operating expenses related to the leased building.

Effingham, Illinois Petro Stopping Center

The Petro Stopping Center located in Effingham, Illinois, is owned by Truck Stop Property Owners, Inc. (“Truck Stop”), a corporation owned by Travis Roberts, and five former employees of the Company. Mr. Roberts is an employee of the Company since his rehire in June 2004, and owns 22.0% of the stock of Truck Stop. We lease the Effingham site under a lease expiring in May 2006, which provides for adjustable base rent payments tied to interest rates, plus taxes, and operating expenses. We have three consecutive options to renew the lease for terms of five years each at rental rates equal to the base rent, plus certain adjustments at the time of renewal. We also have the right of first refusal to purchase the Petro Stopping Center at any purchase price agreed upon between Truck Stop and a third-party. We made rental payments to Truck Stop of $1.2 million for each of the years ended December 31, 2002, 2003, and 2004.

North Baltimore, Ohio Petro Stopping Center

The Petro Stopping Center located in North Baltimore, Ohio, was purchased from the previous lessor by TSP Holdings, LLC, a company that is wholly owned by James A. Cardwell, Jr. Effective January 8, 2002, we leased the North Baltimore site under a lease with an initial ten year term and two consecutive renewal options of five years each. Pursuant to the terms of the lease agreement, we have the option to purchase the Petro Stopping Center at a purchase price of $5.6 million any time during the lease. Under the lease terms, we pay rent totaling $682,080 per annum, which was paid on a pro-rata basis for the year ended December 31, 2002 in the amount of $667,000. The entire $682,080 was paid for the years ended December 31, 2003 and 2004.

Agreement with Tejon Development Corporation

Pursuant to the terms of the Limited Liability Company Operating Agreement dated as of December 5, 1997 and amended as of December 19, 2002 (the “LLC Agreement”), we formed a limited liability company, Petro Travel Plaza, LLC (“Petro Travel Plaza”), with Tejon Development Corporation (“Tejon”) to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the LLC Agreement among us, Tejon, and Tejon Ranch Company, as guarantor, we made a capital contribution of $2.0 million for working capital and inventory, which was our initial investment in this venture. Pursuant to the LLC Agreement, the Petro Travel Plaza financed construction of the location with a non-recourse credit facility. We received a management fee of $253,000, $382,000, and $374,000 for the years ended December 31, 2002, 2003, and 2004, respectively. Additionally, we are responsible for the administrative, accounting, and tax functions of the Petro Travel Plaza and received $25,000 for the year ended December 31, 2002 and $30,000 for each of the years ended December 31, 2003 and 2004 for these services. As a 40.0% member of the Petro Travel Plaza, we receive 40.0% of the location’s operating earnings, which is accounted for using the equity method. Our 40% share amounted to income of $406,000, $476,000, and $664,000 for the years ended December 31, 2002, 2003, and 2004, respectively. This Petro Stopping Center location began operations in June 1999.

In addition to the LLC Agreement, we guaranteed a portion of Petro Travel Plaza’s debt under an Amended and Restated Guaranty Agreement dated September 10, 2003. Under a Second Amendment to the Consolidated Master Credit Agreement dated as of September 23, 2004, our guarantee requirements were deleted in their entirety, without substitution.

Highway Service Ventures, Inc.

Highway Service Ventures, Inc. (“HSV”), a corporation in which J.A. Cardwell, Sr. owns a 31.7% interest, operates four franchised Petro Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia. We believe none of these franchise agreements contain terms that are more favorable to the franchisee than the comparable terms in any of our other franchise agreements. For the years ended December 31, 2002, 2003, and 2004, we purchased receivables from HSV in the amounts of $10.2 million, $9.1 million, and $9.3 million, respectively. Additionally, we received franchise fees from HSV of approximately $1.1 million for each of the years ended December 31, 2002 and 2003, and approximately $1.2 million for the year ended December 31, 2004.

Option and Right of First Refusal

Concurrent with the formation of the Operating Partnership in April 1992, J.A. Cardwell, Sr., James A. Cardwell, Jr., and officers and directors of the Company, executed an Option and Right of First Refusal Agreement that granted to us and other parties options, which expire in December 2006, to purchase certain properties owned by the Cardwell Group or their affiliates that are located near or adjacent to certain of our Petro Stopping Centers, and a right of first refusal on these properties. The price at which an option property may be purchased will be equal to the fair market value of the property when the option is exercised as determined by an appraisal.

Indemnity Agreements

Concurrent with our 2004 Refinancing Transactions, J.A. Cardwell, Sr., James A. Cardwell, Jr., Petro, Inc., and JAJCO II Inc. each entered into an indemnity agreement under which he or it agreed to indemnify us and the general and limited partners thereof, for a definitive amount of debt arising out of the 2004 Refinancing Transactions. The indemnity agreements were entered into by the parties to address specific income tax issues arising out of the 2004 Refinancing Transactions under the “at-risk” limitation rules, the partnership basis rules, and the liability allocation rules found in the Internal Revenue Code and the Treasury Regulations. Consequently, each party’s obligation under its respective indemnity agreement is determined by taking into account that party’s basis in its partnership interest and the applicable “at-risk” rules and liability allocation rules. The indemnity agreements do not relieve us and the general and limited partners thereof, from making regular interest and principal payments on and otherwise satisfying all obligations of the debt obligations arising out of the 2004 Refinancing Transactions until (i) an event of default or default has occurred in connection with one or more of the debt obligations, which remains uncured and/or is not otherwise waived, (ii) all amounts owing on the debt obligations that are in default become immediately due and payable, and (iii) all real and personal property, if any, liable for securing the debt obligations that are in default has been exhausted or otherwise disposed of to satisfy the debt obligations.

Tax Reimbursements

Under the terms of the Holding Partnership’s Partnership Agreement (and prior to the 1999 Transaction, the Operating Partnership Agreement), the Holding Partnership is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to the allocation of taxable income to such partner by the Holding Partnership. Tax distributions are based on separate allocations of taxable income of the Holding Partnership. Distributions for the years ended December 31, 2002, 2003, and 2004 were $15,000, $23,000, and $12,000, respectively.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate audit fees billed by KPMG LLP for the years ended December 31, 2003 and 2004 were approximately $144,000 and $199,000, respectively. These fees were for professional services rendered in connection with the audit of our annual consolidated financial statements and with the review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. There were no audit-related fees billed by KPMG LLP for the years ended December 31, 2003 and 2004.

Tax Fees. The aggregate tax fees billed by KPMG LLP for the years ended December 31, 2003 and 2004 were approximately $43,000 and $170,000, respectively. These fees were for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. The aggregate other fees billed by KPMG LLP for the years ended December 31, 2003 and 2004 were approximately $437,000 and $363,000, respectively. These fees were for professional services rendered in connection with our IRS Audits, 401K Audit, and an analysis of our life insurance policies. Additionally, for the years ended December 31, 2003 and 2004, professional services rendered in connection with our 2004 Refinancing Transactions are included.

Pre-approval Policies and Procedures. Under the Sarbanes-Oxley Act of 2002 (the “Act”), the Audit Committee is responsible for the appointment, compensation, and oversight of the work of the independent accountants. As part of this responsibility, the Audit Committee is required to pre-approve the audit and permissible non-audit services performed by the independent accountants in order to assure that such services do not impair the accountants’ independence from the Company. To implement these provisions of the Act, the Securities and Exchange Commission has issued rules specifying the types of services that the independent accountants may not provide to their audit client, as well as the audit committee’s administration of the engagement of the independent accountants. Accordingly, the Audit Committee has adopted pre-approval policies and procedures which sets forth the procedures under which services proposed to be performed by the independent accountants must be pre-approved.

Pursuant to the pre-approval polices and procedures, any proposed services require specific approval by the Audit Committee. With respect to each proposed service, back-up documentation will be provided to the Audit Committee regarding the specific services to be approved. All services rendered by KPMG LLP were pre-approved by the Audit Committee for the years ended December 31, 2003 and 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial statements

	The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:
		Page
	Consolidated Balance Sheets	26
	Consolidated Statements of Operations	27
	Consolidated Statements of Changes in Partners’ Deficit and Comprehensive Loss	28
	Consolidated Statements of Cash Flows	29
	Notes to Consolidated Financial Statements	30-53
	Report of Independent Registered Public Accounting Firm	54

2.	Financial statements schedule and supplementary information required to be submitted.

	Schedule II-Valuation and Qualifying Accounts	55

	All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

3.	and (b) Exhibits

	Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on pages 71 through 75 of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO STOPPING CENTERS HOLDINGS, L.P.
(Registrant)

By:	/s/ J.A. Cardwell, Sr.
J.A. Cardwell, Sr.
Chairman and Chief Executive Officer
(On behalf of the Registrant and as Registrant’s
Principal Executive Officer)

Date:	March 29, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Stopping Centers Holdings, L.P. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J.A. Cardwell, Sr. (J.A. Cardwell, Sr.)	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2005

/s/ Edward Escudero (Edward Escudero)	Treasurer and Chief Financial Officer (Principal Financial and Chief Accounting Officer)	March 29, 2005

/s/ James A. Cardwell, Jr. (James A. Cardwell, Jr.)	President, Chief Operating Officer, and Director	March 29, 2005

/s/ Eddie H. Brailsford (Eddie H. Brailsford)	Director	March 29, 2005

(Timothy J. Devens )	Director

/s/ Michel Gigou (Michel Gigou)	Director	March 29, 2005

/s/ James M.E. Mixter, Jr. (James M.E. Mixter, Jr.)	Director	March 29, 2005

/s/ Larry J. Zine (Larry J. Zine)	Director	March 29, 2005

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Company has not sent and will not send an annual report or proxy materials to its limited or general partners.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
1.01 (g)	Purchase Agreement, dated as of July 19, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Warrant Financial Corporation, First Union Capital Markets Corp., and CIBC World Markets Corp.

3.01 (g)	Certificate of Limited Partnership of Petro Stopping Centers Holdings, L.P.

3.02 (g)	Certificate of Incorporation of Petro Holdings Financial Corporation.

3.03 (g)	Bylaws of Petro Holdings Financial Corporation.

3.04 (g)	Limited Partnership Agreement of Petro Stopping Centers Holdings, L.P., dated July 15, 1999.

4.01 (g)	Indenture, dated as of July 23, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and State Street Bank and Trust Company, as Trustee.

4.02 (g)	Form of 15% Senior Discount Note due 2008 (included in Exhibit 4.1).

4.03 (g)	Registration Rights Agreement, dated as of July 23, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, First Union Capital Markets Corp. and CIBC World Markets Corp.

4.04 (g)	Registration Rights and Partners’ Agreement, dated as of July 23, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Warrant Financial Corporation, Permitted Holders of Petro Stopping Centers Holdings, L.P., Sixty Eighty, LLC, First Union Capital Markets Corp. and CIBC World Markets Corp.

4.05 (g)	Warrant Agreement, dated as of July 23, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Warrant Financial Corporation, Sixty Eighty, LLC, First Union Capital Markets Corp., CIBC World Markets Corp. and State Street Bank and Trust Company.

4.06 (g)	Form of 15% Series B Senior Discount Note due 2008 (included in Exhibit 4.1). Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P.

4.07 (r)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers Holdings, L.P. and Petro Holdings Financial Corporation, as Issuers, and The Bank of New York, as Trustee, relating to Petro Stopping Centers Holdings, L.P.’s Senior Third Secured Notes due 2014.

4.08 (r)	Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers Holdings, L.P. and Petro Holdings Financial Corporation, as Issuers, and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as Trustee, relating to Petro Stopping Centers Holdings, L.P.’s $113,370,000 aggregate principal amount 15% Senior Discount Notes Due 2008.

4.09 (r)	First Amendment, dated as of February 9, 2004, to the Warrant Agreement, dated as of July 23, 1999, by and among Petro Warrant Holdings Corporation, Petro Stopping Centers Holdings, L.P., Sixty Eighty, LLC, First Union Capital Markets Corp., CIBC World Markets Corp., and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as warrant agent.

10.01 (a)	Amended Split Dollar Life Insurance Agreement, dated as of May 1, 1995, among the Company, James A. Cardwell, Jr., Trustee of the James A., and Evonne Cardwell Trust Number Two and James A. Cardwell, Jr., Trustee of the James A. Cardwell Trust No. Three.

10.02 (a)	Product Services Agreement, dated January 30, 1997, by and between C&R Distributing, Inc., a Texas corporation, and Petro Stopping Centers, L.P.

10.03 (a)	Petro/El Paso Amusement Services Agreement, dated January 30, 1997, by and between El Paso Vending and Amusement Company and Petro Stopping Centers, L.P.

10.04 (a)	Display Space Agreement, dated January 30, 1997, by and between Motor Media, Inc. and Petro Stopping Centers, L.P.

10.05 (b)	Surety Drive lease agreement, dated April 30, 1992, between J.A. Cardwell, Sr. and Petro Stopping Centers, L.P.

10.06 (b)	Lease relating to the Effingham, Illinois, Stopping Center, dated May 23, 1990, between Truck Stop Property Owners, Inc. and Petro Inc.

10.07 (b)	Profit Participation Agreement, dated March 1, 1993, between Pelican Gaming, Inc. and Petro Truckstops, Inc.

10.08 (b)	Amended and Restated Sublease and Services Agreement dated to be effective as of February 26, 1993, between the Company and Petro Truckstops, Inc.

10.09 (c)	Form of the Company’s Franchise Agreement

10.10 (d)	Limited Liability Company Operating Agreement of Petro Travel Plaza, LLC, dated as of December 5, 1997, among the Company, Tejon Ranch Company, as Guarantor.

10.11 (e)	Employment Agreement, dated February 10, 1999, by and between J.A. Cardwell, Sr. and Petro Stopping Centers, L.P.

10.12 (e)	Employment Agreement, dated February 10, 1999, by and between James A. Cardwell, Jr. and Petro Stopping Centers, L.P.

10.13 (f)	Amended and Restated PMPA Motor Fuels Franchise Agreement, dated July 23, 1999, by and between Exxon Mobil Corporation and Petro Stopping Centers, L.P.

10.14 (f)	Master Supply Contract for Resale of Oils and Greases, dated July 23, 1999, by and between Exxon Mobil Corporation and Petro Stopping Centers, L.P.

10.15 (f)	Fourth Amended and Restated Limited Partnership Agreement of the Company, a Delaware Limited Partnership, dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings G.P., L.L.C. and James A. Cardwell, Jr., as Limited Partners.

10.16 (f)	Limited Partnership Agreement of Petro Stopping Centers Holdings, L.P., a Delaware Limited Partnership, dated July 15, 1999, by and among Petro, Inc., as General Partner and James A. Cardwell, Sr., James A. Cardwell, Jr., JAJCO II, Inc., Petro, Inc., Mobil Long Haul Inc., Volvo Petro Holdings, LLC and Petro Warrant Holdings Corporation, as Limited Partners.

10.17 (h)	Property Lease Agreement, dated November 12, 1998, between Petro Stopping Centers, L.P. and Petro Truckstops, Inc.

10.18 (i)	Fuel Carrier Agreement, dated March 1, 2000, between Petro Stopping Centers, L.P. and C&R Distributing, Inc.

10.19 (i)	Petro Parts and Service Agreements, dated May 3, 2000, between Petro Stopping Centers, L.P. and Volvo Trucks North America, Inc.

10.20 (j)	Lease Agreement, dated October 25, 2000, between San Luis Partnership and Petro Stopping Centers, L.P.

10.21 (k)	Lease Agreement, dated January 8, 2002, between TSP Holdings, LLC and Petro Stopping Centers, L.P.

10.22 (l)	Amended Employee Agreement, dated February 1, 2002, by and between James A. Cardwell, Jr. and Petro Stopping Centers, L.P.

10.23 (m)	Lease Agreement, dated August 12, 2002, between Quadland Corporation and Petro Stopping Centers, L.P.

10.24 (m)	Equipment Lease, dated August 12, 2002, between Tewel Corporation and Petro Stopping Centers, L.P.

10.25 (n)	Services Outsourcing Agreement, dated July 1, 2001, between Mobil Diesel Supply Corporation and Petro Stopping Centers, L.P.

10.26 (n)	Second Amendment to the Limited Liability Company Operating Agreement of Petro Travel Plaza, LLC, dated as of December 19, 2002, by and between Petro Stopping Centers, L.P. and Tejon Development Corporation.

10.27 (n)	Nonqualified Deferral Plan Administration Services Agreement, dated January 23, 2003, between Benefit Plan Services, Inc. and Petro Stopping Centers, L.P.

10.28 (o)	Renewal and Extension of Petro/El Paso Amusement Services Agreement, dated April 1, 2003, by and between Petro Stopping Centers, L.P. and El Paso Vending and Amusement Company.

10.29 (p)	Amendment No. 1 to Lease Agreement, dated July 10, 2003, by and between J.A. Cardwell, Sr., Trustee and Petro Stopping Centers, L.P.

10.30 (q)	Letter Agreement, dated February 2, 2004, by and between ExxonMobil Oil Corporation and Mobil Diesel Supply Corporation, and Petro Stopping Centers, L.P.

10.31 (q)	Fourth Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by J.A. Cardwell, Sr. (“Indemnitor”) for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation.

10.32 (q)	Fourth Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by J.A. Cardwell, Jr. (“Indemnitor”) for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation.

10.33 (q)	Fourth Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by JAJCO II, Inc. (“Indemnitor”) for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation.

10.34 (q)	Second Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by Petro, Inc. (“Indemnitor”) for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation.

10.35 (r)	Revolving Credit and Term Loan Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent, and the other lenders party thereto.

10.36 (r)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9% Senior Secured Notes due 2012.

10.37 (r)	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9% Senior Secured Notes due 2012.

10.38 (r)	Second Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as Trustee, relating to Petro Stopping Centers, L.P.’s $135 million aggregate principal amount 10½% Senior Notes due 2007.

10.39 (s)	First Amendment to Credit Agreement, entered into as of January 21, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer.

10.40*	Purchase Agreement, entered into as of March 4, 2005, by and among Petro Stopping Centers, L.P. and Bordentown Junction Truck Stop Joint Venture.

14.01 (q)	Petro Stopping Centers, L.P.’s Professional Ethics Policy.

21.01 (g)	Subsidiaries of the Company.

31.01*	Chairman and Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.02*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1996.
(b)	Incorporated by reference to Petro Stopping Centers, L.P.’s Registration Statement on Form S-1 (Registration No. 33-76154).
(c)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1997.
(d)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(e)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(f)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on August 6, 1999.

(g)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Registration Statement on Form S-4 (Registration No. 333-87371).
(h)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(i)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(j)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000.
(k)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001.
(l)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(m)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(n)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002.
(o)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(p)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(q)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003.
(r)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Current Report on Form 8-K, filed on February 23, 2004.
(s)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Current Report on Form 8-K, filed on January 27, 2005.

*	Filed herewith