Form 10-K/A
period 2004-12-31
PETRO STOPPING CENTERS HOLDINGS LP
filed 2005-09-19
CIK 1094067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable.

Explanatory Note

This amendment on Form 10-K/A to the Annual Report on Form 10-K of Petro Stopping Centers Holdings, L.P. for the fiscal year ended December 31, 2004 restates our consolidated financial statements for the three-year period ended December 31, 2004 and related disclosures, including the selected financial data included herein as of and for the fiscal years ended December 31, 2002, 2003, and 2004, as described in Note 2(a) of notes to consolidated financial statements. Additionally, financial data presented for each of the years in the five-year period ended December 31, 2004, included in Part II – Item 6 – Selected Financial Data, has been restated. The cumulative effect of the restatement has been reflected as of the beginning of the earlier period presented. Information regarding the restatement of these financial statements can also be found in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on May 17, 2005. In addition to the restatement, we have also expanded or revised certain disclosures of critical accounting polices, reserves for inventory obsolescence, leases, restricted subsidiaries, and partners’ deficit.

Generally, no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report of Form 10-K, except as required to reflect the effects of the restatement. The Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 29, 2005. The following items have been amended as a result of the restatement:

•	Part II – Item 6 – Selected Financial Data

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 8 – Financial Statements and Supplementary Data

•	Part II – Item 9A – Controls and Procedures

•	Part IV – Item 15 – Exhibits and Financial Statement Schedules

We have included in this Amendment to Form 10-K a discussion of our disclosure controls and procedures as of December 31, 2004, the end of our fiscal year. While the discussion speaks as of a date later than December 31, 2004, we have concluded that an updated disclosure is appropriate under the circumstances of the restatement reflected is this amendment.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing had been amended to contain the currently dated certificates from our Chairman and Chief Executive Officer and Treasurer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chairman and Chief Executive Officer and Treasurer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.01, 31.02, and 32, respectively.

In May 2005, following a review of our accounting policies, we determined that we had incorrectly calculated our depreciation expenses on leasehold improvements and misclassified a capital lease as an operating lease. Additionally, as a result of revised analysis of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), we have determined that our mandatorily redeemable warrants, previously classified as a mezzanine line item on the balance sheet, should be recorded as a mark-to-fair value liability, as of the adoption of SFAS No. 150, with subsequent changes in the fair value reflected in interest cost. We adopted SFAS No. 150 on January 1, 2004. As a result, we have restated our financial statements for the three-year period ended December 31, 2004.

The lease related portion of the restatement relates, in part, to our previous depreciation of our leasehold improvements, in some cases, over a period greater than both the initial term of the lease and its option periods, but not longer than the useful life of the asset. After an analysis of our records on May 13, 2005, we have concluded that we should use the shorter of (1) the initial lease term unless we believe that the penalty for not renewing the lease would be substantial enough that it was “reasonably assured” that we would exercise the renewal, or (2) the useful life of the asset. The restatement relates, in part, to the February 7, 2005 letter issued by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, which clarified the existing generally accepted accounting principles applicable to leases.

The capital lease reclassification of a lease previously recorded as an operating lease which expired in September 2004, is reflected in our consolidated balance sheet as of December 31, 2003. The proper classification for our mandatorily redeemable warrants is reflected in our consolidated balance sheet as of December 31, 2004.

We have determined that these non-cash adjustments have no material impact on our previously reported cash flows, cash position, or revenues in any period, or on compliance with the covenants under our senior secured credit facilities, Indentures for our 9.0% senior secured notes due 2012, and Indentures for our senior third secured discount notes due 2014.

We have determined that the cumulative effect of the restatement on our financial statements through December 31, 2004 resulted in an increase to partners’ deficit by approximately $805,000, reflecting an increase in accumulated depreciation and depreciation and amortization expense. Of the $805,000, $618,000 is reflected in periods prior to December 31, 2002. We have determined that depreciation was increased by $128,000, $21,000, and $38,000 for the periods ending December 31, 2002, 2003, and 2004, respectively, and operating income was decreased by $5,000 and increased by $102,000 and $46,000 for the periods ending December 31, 2002, 2003, and 2004, respectively. Interest expense was increased (and operating expenses were decreased) by $123,000 for each of the periods ending December 31, 2002 and 2003. Interest expense was increased by $2.7 million and operating expenses decreased by $84,000 for the period ending December 31, 2004. Additionally, property and equipment, net was increased by $3.3 million and decreased by $805,000 for the periods ending December 31, 2003 and 2004, respectively, and total liabilities were increased by $4.1 million in periods prior to December 31, 2004. Total liabilities were increased by $6.8 million as of December 31, 2004. The restatement had no net impact on net cash provided by operating activities for the three-years ended December 31, 2002, 2003, and 2004.

We have not amended and do not intend to amend our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to December 31, 2004.

Forward Looking Statements

Certain sections of this Form 10-K/A, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), which represent management’s expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” “expect,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described below under “Risk Factors.” These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

All statements, other than statements of historical facts included in this Form 10-K/A, may be considered forward-looking statements.

PART I

Item 1. Business

Company Formation

On July 23, 1999, Petro Stopping Centers, L.P. (the “Operating Partnership”), consummated a recapitalization transaction (the “1999 Transaction”) pursuant to which Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) was formed as a Delaware limited partnership, and substantially all of the owners in the Operating Partnership at that time exchanged their interest in the Operating Partnership for identical interests in us and became our owners. Petro Holdings Financial Corporation was formed for the purpose of serving as co-issuer of certain 15.0% senior discount notes due 2008 that have since been redeemed (the “15% Notes”). Petro Holdings Financial Corporation is currently the co-issuer of the Holding Partnership’s third secured senior notes. Petro Holdings Financial Corporation, the Operating Partnership and its subsidiaries, Petro Financial Corporation and Petro Distributing, Inc., became our subsidiaries. Petro Warrant Holdings Corporation (“Warrant Holdings”) was formed for the purpose of owning a 10.0% common limited partnership in us and issuing the warrants that were sold with the 15% Notes and are exchangeable into all of the common stock of Warrant Holdings.

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

Our mandatorily redeemable preferred partnership interests (which are divided into two classes have a weighted effective interest rate of 9.5%) are owned by J.A. Cardwell, Sr., James A. Cardwell, Jr., JAJCO II, Inc. (an affiliate of James A. Cardwell, Jr.), Petro, Inc. (an entity controlled by J.A. Cardwell, Sr.) (collectively, the “Cardwell Group”) and Mobil Long Haul, Inc. (“Mobil Long Haul”), an affiliate of Exxon Mobil Corporation (“ExxonMobil”). Our Class A preferred partnership interests are mandatorily redeemable by us on October 27, 2008 unless prohibited by our limited partnership agreement or debt instruments. Our Class B preferred partnership interests are convertible into 3.9% of our common limited partnership interests at any time prior to their mandatory redemption currently scheduled for July 2009, unless prohibited by our limited partnership agreement or debt instruments.

We conduct substantially all of our operations through the Operating Partnership. We currently have no operations and are, therefore, dependent upon the Operating Partnership’s earnings and cash flows to satisfy our obligations.

Unless the context otherwise requires, the Holding Partnership and its subsidiaries are collectively referred to herein as “we,” “us,” “our,” or the “Company”.

Petro Stopping Centers

In April 1992, the Operating Partnership was formed as a Delaware limited partnership. We are a leading owner and operator of large, multi-service truck stops. Since we opened our first Petro Stopping Center in 1975, our nationwide network has grown to 61 facilities located in 31 states. Our facilities are situated at convenient locations with easy highway access and target the unique needs of professional truck drivers. Petro Stopping Centers offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores. We believe our competitive advantage is largely attributable to our premier reputation for offering the “quality difference” – which we believe to be a high level of customer service, and the delivery of quality products in a consistently clean and friendly environment. According to Newport Communications 2003’s Owner and Trucker survey, professional truck drivers rated us as their “Favorite Truck Stop” and “Favorite Non-Fueling Group.” As of December 31, 2004, of our 61 Petro Stopping Centers, 24 were operated by franchisees, which are required to meet our high standards of quality and service.

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

Fuel

Each Petro Stopping Center has a diesel fuel island, which is a self-service facility for professional truck drivers and typically consists of 12 to 14 fueling lanes that feature computer-driven, high-speed dispensers. As of December 2004, pursuant to our strategic alliance with ExxonMobil Corporation (“ExxonMobil”), we sell Mobil branded diesel fuel at 19 of our 37 company-operated Petro Stopping Centers, see Item 13, “Certain Relationships and Related Transactions.” In addition, gasoline and auto diesel fuel are sold from a separate auto fuel island at 35 of our 37 company-operated locations. Auto fuel islands are typically equipped with four to six fuel dispensers and are accessed by separate “auto-only” entrances, which help to separate auto and truck traffic at our locations.

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

Where required or believed by us to be warranted, we take action at our locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. In light of our business and the quantity of petroleum products that we handle, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 2002, 2003, and 2004 our total expenditures for environmental matters were approximately $332,000, $180,000, and $269,000, respectively. See Note 2(b) of notes to consolidated financial statements included herein for a discussion of our accounting policies relating to environmental matters.

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

We previously leased the land and owned the building in Hammond, Louisiana. This land lease expired in September 2004 and, accordingly, we have exercised our option to purchase the land. We consummated this transaction in September 2004 at a purchase price of $4.1 million. As discussed in Note 2(a) of notes to consolidated financial statements included herein, in conjunction with the restatement, we reclassified this lease from an operating lease to a capital lease.

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

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with both “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and notes thereto included in Item 8. The selected consolidated financial data as of and for the years ended December 31, 2000, 2001, 2002, 2003, and 2004, have been derived from our restated audited consolidated financial statements. In the opinion of our management, the restated audited financial data contains all adjustments necessary to present fairly the selected historical consolidated financial data. The opening, acquisition, and termination of our operating properties or franchise locations during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
	2000	2001	2002	2003	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(dollars in thousands)
Income Statement Data:
Net revenues:
Fuel (including motor fuel taxes)	$763,413	$684,262	$684,865	$813,083	$1,045,544
Non-fuel	220,696	233,740	238,060	250,224	260,967

Total net revenues	984,109	918,002	922,925	1,063,307	1,306,511

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	720,335	643,162	647,039	772,486	994,865
Non-fuel	92,461	95,632	96,032	101,426	105,483
Operating expenses	111,833	120,917	120,831	129,844	138,076
General and administrative	16,035	17,646	15,440	15,364	17,633
Depreciation and amortization	18,628	20,068	16,799	15,927	15,961
(Gain) loss on disposition of fixed assets	(59)	(63)	(2)	18	86

Total costs and expenses	959,233	897,362	896,139	1,035,065	1,272,104

Operating income	24,876	20,640	26,786	28,242	34,407

Write-down of land held for sale	—	—	—	(908)	—
Loss on retirement of debt (1)	—	—	—	—	(15,429)
Retired debt restructuring costs (1)	—	—	—	—	(794)
Equity in income (loss) of affiliate	(307)	122	406	476	664
Interest income	351	184	64	69	187
Interest expense, net	(29,970)	(34,869)	(33,966)	(35,093)	(36,476)

Loss before cumulative effect of a change in accounting principle	(5,050)	(13,923)	(6,710)	(7,214)	(17,441)
Cumulative effect of a change in accounting principle (2)	—	—	—	(397)	—
Minority interest in income (loss) of consolidated subsidiaries	33	(3)	36	44	25

Net loss (3)	$(5,083)	$(13,920)	$(6,746)	$(7,655)	$(17,466)

Net loss before goodwill amortization (4)	$(3,275)	$(12,104)	$(6,746)	$(7,655)	$(17,466)

Balance Sheet Data: (at end of period)
Total assets	$342,646	$331,879	$317,277	$314,496	$327,778
Total debt (1)	262,372	273,308	267,931	267,401	295,344
Mandatorily redeemable preferred partnership interests (6)	33,513	36,802	40,343	44,274	48,596
Mandatorily redeemable warrants (6)	9,700	4,400	4,200	4,200	6,800
Partners’ deficit and comprehensive loss (1)	(31,992)	(43,970)	(54,364)	(65,517)	(83,595)

Other Financial Data: Net cash provided by (used in):
Operating activities	$23,565	$17,174	$21,538	$29,512	$41,550
Investing activities	(53,252)	(21,498)	(4,317)	(6,127)	(3,523)
Financing activities	32,088	(2,153)	(18,716)	(13,811)	(21,988)
Capital expenditures (5)	50,241	21,411	4,022	6,127	5,703

Number of truck stops: (at end of period)
Company-operated	34	35	37	37	37
Franchise operations	22	20	23	23	24

Total	56	55	60	60	61

(1)	These amounts and changes are primarily related to our 2004 Refinancing Transactions referred to herein under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The retired debt restructuring costs in 2004 reflect the write-off of unamortized deferred debt issuance costs associated with retired debt.

(2)	Cumulative effect of a change in accounting principle in 2003 reflects the expensing of the initial estimate of the asset retirement obligations, as required by the adoption of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143.
(3)	No provision for income taxes is reflected in the consolidated financial statements because we are a partnership for which taxable income and tax deductions are passed through to our partners.
(4)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.
(5)	Effective as of January 1, 2004, we adopted SFAS No. 150 and began classifying the mandatorily redeemable warrants and all but $5.0 million of the mandatorily redeemable preferred partnership interests as liabilities on the balance sheet.
(6)	Capital expenditures primarily represent the cost of new Petro Stopping Centers, regular capital maintenance, and improvement projects at existing Petro Stopping Centers. Capital expenditures related to new Petro Stopping Centers were $41.0 million and $13.7 million for the years ended December 31, 2000 and 2001, respectively. None of the 2002, 2003, or 2004 capital expenditures were related to new Petro Stopping Centers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Financial Statements

Following a review of our accounting policy, we determined that we had incorrectly calculated our depreciation expenses on leasehold improvements and misclassified a capital lease as an operating lease. Additionally, as a result of revised analysis of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), we have determined that our mandatorily redeemable warrants, previously classified as a mezzanine item on the balance sheet, should be recorded as a mark-to-fair value liability, as of the adoption of SFAS No. 150, with subsequent changes in the fair value reflected in interest cost. We adopted SFAS No. 150 on January 1, 2004. As a result, we have restated our financial statements for the three-year period ended December 31, 2004.

The lease related portion of the restatement relates, in part, to our previous depreciation of our leasehold improvements, in some cases, over a period greater than both the initial term of the lease and its option periods, but not longer than the useful life of the asset. After an analysis of our records on May 13, 2005, we have concluded that we should use the shorter of (1) the initial lease term unless we believe that the penalty for not renewing the lease would be substantial enough that it was “reasonably assured” that we would exercise the renewal, or (2) the useful life of the asset. The restatement relates, in part, to the February 7, 2005 letter issued by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, which clarified the existing generally accepted accounting principles applicable to leases.

The capital lease reclassification of a lease previously recorded as an operating lease which expired in September 2004, is reflected in our consolidated balance sheet as of December 31, 2003. The proper classification for our mandatorily redeemable warrants is reflected in our consolidated balance sheet as of December 31, 2004.

We have determined that these non-cash adjustments have no material impact on our previously reported cash flows, cash position, or revenues in any period, or on compliance with the covenants under our senior secured credit facilities, Indentures for our 9.0% senior secured notes due 2012, and Indentures for our senior third secured discount notes due 2014.

We have determined that the cumulative effect of the restatement on our financial statements through December 31, 2004 resulted in an increase to partners’ deficit by approximately $805,000, reflecting an increase in accumulated depreciation and depreciation and amortization expense. Of the $805,000, $618,000 is reflected in periods prior to December 31, 2002. We have determined that depreciation was increased by $128,000, $21,000, and $38,000 for the periods ending December 31, 2002,

2003, and 2004, respectively, and operating income was decreased by $5,000 and increased by $102,000 and $46,000 for the periods ending December 31, 2002, 2003, and 2004, respectively. Interest expense was increased (and operating expenses were decreased) by $123,000 for each of the periods ending December 31, 2002 and 2003. Interest expense increased by $2.7 million and operating expenses decreased by $84,000 for the period ending December 31, 2004. Additionally, property and equipment, net was increased by $3.3 million and decreased by $805,000 for the periods ending December 31, 2003 and 2004, respectively, and total liabilities were increased by $4.1 million in periods prior to December 31, 2004. Total liabilities were increased by $6.8 million as of December 31, 2004. The restatement had no net impact on net cash provided by operating activities for the three-years ended December 31, 2002, 2003, and 2004.

The consolidated financial statements included in this 10-K/A have been restated to reflect the adjustments described above. The restatement is further discussed in “Explanatory Notes” in the forepart of this Form 10-K/A, in item 6, “Selected Financial Data,” in Item 8, Note 2(a) of notes to consolidated financial statements, “Restatement of Previously Issued Financial Statements and Summary of Significant Accounting Policies” of this Form 10-K/A, in Item 9A Controls and Procedures, and in Part IV, “Exhibits and Financial Statement Schedules.”

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

The following table contains financial information of our reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	For the Years Ended December 31,
	2002	2003	2004
	(As Restated)	(As Restated)	(As Restated)
	(in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$918,125	$1,058,007	$1,300,811
Franchise operations	4,800	5,300	5,700

Total net revenues	$922,925	$1,063,307	$1,306,511

Operating income:
Company-operated truck stops	$21,986	$22,942	$28,707
Franchise operations	4,800	5,300	5,700

Total operating income	$26,786	$28,242	$34,407

Balance Sheet Data: (at end of period)
Total assets:
Company-operated truck stops	$317,277	$314,496	$327,778
Franchise operations	—	—	—

Total assets	$317,277	$314,496	$327,778

Overview of Operating Results

We are pleased with our financial results for the year ended December 31, 2004. In 2004, our net revenues were $1.3 billion, a 22.9% increase over the prior year. The increase was mostly due to higher fuel revenues as a result of increased fuel gallons sold and an increase in our average retail-selling price of fuel. Our net loss of $17.5 million (as restated) was $9.8 million higher than in 2003 (as restated), due to costs associated with our 2004 Refinancing Transactions. The completion of our 2004 Refinancing Transactions allowed us to refinance substantially all of our then existing indebtedness.

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

After giving effect to the 2004 Refinancing Transactions, our total consolidated debt increased by $32.6 million and, due to lower interest rates, the related annual interest expense for 2004 decreased by approximately $6.2 million.

In connection with the 2004 Refinancing Transactions, the repurchase of all of our 10 1/2% Notes and the majority of our 15% Notes were accounted for as debt extinguishments resulting in the recognition of losses of approximately $6.2 million and $9.3 million, respectively, which included the write-off of unamortized deferred debt issuance costs of approximately $3.2 million and $2.8 million, respectively. These losses are presented as a component of loss before cumulative effect of a change in accounting principle and minority interest on our consolidated statements of operations for the year ended December 31, 2004. Additionally, we capitalized approximately $9.6 million and $3.2 million of debt issuance costs related to the 9% Notes and our exchange offer, respectively.

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

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 (As Restated)

Overview. Net income decreased 128.2% for the year ended December 31, 2004 compared to the year ended December 31, 2003, due primarily to costs of approximately $16.2 million associated with our 2004 Refinancing Transactions and the treatment of our change in valuation of mandatorily redeemable warrants as interest cost due to the adoption of SFAS No. 150. Our net revenues increased 22.9% to $1.3 billion for the year ended December 31, 2004 from $1.1 billion in 2003. The increase was mainly due to higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions and increased fuel gallons sold, in addition to improved non-fuel sales. Operating expenses increased 6.3% to $138.1 million from $129.8 million in 2003, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues.

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

Costs and Expenses. Total costs and expenses increased 22.9% to $1.3 billion for the year ended December 31, 2004 compared to $1.0 billion in 2003. Cost of sales increased 25.9% or $226.4 million from 2003 mainly due to a 28.8% increase in our cost of fuel. Operating expenses increased 6.3% or $8.2 million to $138.1 million compared to 2003, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues. General and administrative expenses increased 14.8% to $17.6 million compared to $15.4 million in 2003, due primarily to higher employee-related costs and an increase in professional services expenses.

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

Interest Expense. Interest expense increased 3.9% to $36.5 million compared to $35.1 million in 2003, due primarily to the decrease in the interest rate on our debt outstanding in the current year after the completion of our 2004 Refinancing Transactions, offset by an increase in our debt outstanding and the classification of our change in valuation of our mandatorily redeemable warrants and our accrual of preferred returns on our mandatorily redeemable preferred partnership interests as interest expense, as required by SFAS No. 150.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 (As Restated)

Overview. Operating income increased for the year ended December 31, 2003 compared to the year ended December 31, 2002 by $1.5 million, mainly due to the addition of two new company-operated sites and lower depreciation. Our net revenues increased 15.2% to $1.1 billion for the year ended December 31, 2003 from $922.9 million in 2002, primarily due to higher fuel revenues as a result of an increase in our average retail-selling price of fuel and the addition of our new sites. On a comparable unit basis, net revenues increased by 10.5% to $1.0 billion from $915.3 million in 2002, due to the increase in our average retail-selling price of fuel, partially offset by a decrease in the volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit in 2003 if it was open twelve months in 2002. During 2003 we had 34 company-operated comparable units out of a total of 36 company-operated units at December 31, 2003, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income of affiliate. Operating expenses increased 7.5% to $129.8 million from $120.8 million in 2002, due primarily to the addition of new sites.

Fuel. Revenues increased 18.7% to $813.1 million in 2003 compared to $684.9 million in 2002. Fuel revenues increased due to a 14.0% increase in our average retail-selling price per gallon compared to 2002 as well as the addition of our new sites. Gross profit increased by 7.3% to $40.6 million in 2003 compared to $37.8 million in 2002. On a comparable unit basis, fuel revenues increased 13.5% due to a 13.7% increase in our average retail-selling price per gallon, partially offset by a decrease of 0.2% in fuel volumes compared to 2002. On a comparable unit basis, gross profit increased by 0.7%, or $278,000, for the year ended December 31, 2003 compared to the year ended December 31, 2002.

Maintenance Services and Retail (Non-Fuel excluding Restaurant). Revenues increased 5.0% to $181.6 million in 2003 from $172.9 million in 2002. Gross profit increased 5.9% to $101.2 million in 2003 from $95.5 million in 2002. The increases in these revenues and gross profit were primarily due to a 5.4%, or $8.6 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, due primarily to the addition of our new sites. On a comparable unit basis, maintenance services and retail revenues increased 2.4%, or $4.1 million, compared to 2002 and gross profit increased 3.3%, or $3.1 million, compared to 2002.

Restaurant. Revenues increased 5.3% to $68.6 million in 2003 compared to $65.1 million in 2002, due to the addition of our new sites. Gross profit in the restaurants improved by 2.4%, or $1.1 million, compared to 2002. On a comparable unit basis, restaurant revenues increased by 0.5%, or $320,000, from 2002, due to an increase of 2.1% in our average ticket price, while gross profit decreased by 2.2%, or $1.0 million, from 2002, due to a 7.2%, or $1.3 million, increase in our food costs.

Costs and Expenses. Total costs and expenses increased 15.5% to $1.0 billion in 2003 compared to $896.1 million in 2002. Cost of sales increased 17.6%, or $130.8 million, from 2002, primarily due to a 14.7% increase in our average cost of fuel per gallon and the addition of our new sites. Operating expenses increased 7.5% to $129.8 million compared to $120.8 million in 2002, due primarily to the addition of our new sites. On a comparable unit basis, total costs and expenses increased 10.7%, or $95.0 million, compared to 2002. On a comparable unit basis, costs of sales increased 12.7%, or $93.6 million, from 2002, primarily due to a 14.4% increase in our average cost of fuel per gallon. On a comparable unit basis, operating expenses increased 2.3%, or $2.7 million, compared to 2002, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues. General and administrative expenses remained relatively flat to prior year at $15.4 million.

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

Interest Expense. Interest expense increased 3.3%, or $1.1 million, to $35.1 million compared to 2002, due primarily to the increased accretion on the 15% Notes, partially offset by the decrease in both our borrowings and interest rates in the current year.

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

We had negative working capital of $23.5 million at December 31, 2003 and working capital of $7.0 million at December 31, 2004. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for fuel purchases can generally be made over a longer period of time; however, due to our amended senior secured credit facility and the associated reduction in the current portion of long-term debt and the related increase in cash, we had positive working capital at December 31, 2004. Approximately 91.3% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

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

Liquidity and Capital Resource Requirements

The following is a summary of our contractual obligations as of December 31, 2004 (As Restated):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt (including interest and unamortized discounts)	$505,587	$27,044	$47,861	$69,263	$361,419
New site capital expenditures	42,500	42,500	—	—	—
Operating leases	24,329	4,346	5,859	5,301	8,823
Employment agreements	1,531	1,531	—	—	—
Mandatorily redeemable preferred partnership interests	70,818	—	—	70,818	—
Mandatorily redeemable warrants	6,800	—	—	6,800	—
Other long-term liabilities (1)	5,562	70	329	—	5,163

Total financial obligations	$657,127	$75,491	$54,049	$152,182	$375,405

(1)	Represents cash outflows by period for certain of our long-term liabilities in which cash outflows could be reasonably estimated. The primary items included are estimates of our asset retirement obligations for our underground storage tank removal costs and sewage plant waste removal costs, as well as accrued environmental expenditures.

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

Capital expenditures on our truck stop network totaled $4.0 million, $6.1 million, and $5.7 million for the years ended December 31, 2002, 2003, and 2004, respectively. There were no costs associated with the acquisition and construction of new facilities for either of the years. The increase in 2004 includes $4.1 million for the purchase of the land at our Hammond, Louisiana site. We currently expect to invest approximately $9.8 million during 2005 on capital expenditures related to regular capital maintenance and improvement projects on existing Petro Stopping Centers, as well as volume building projects. The $9.8 million does not include potential new site acquisitions. These capital outlays will be funded through borrowings under our senior secured credit facilities and internally generated cash.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 2(b) of notes to consolidated financial statements included herein for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

Partial Self-Insurance

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per-occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. The most significant risk of this methodology is its dependence on claims history, which is not always indicative of future claims. Revisions of estimates based on historical claims data have the effect of increasing or decreasing the related required provisions and thus may impact our net income (loss) for the period. If our estimates are inaccurate, our expenses and net income (loss) will be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. For the year ended December 31, 2004, aggregated provisions amounted to approximately $9.0 million. For the year ended December 31, 2004, we paid approximately $8.6 million on claims related to these partial self-insurance programs. At December 31, 2004, the aggregated liability was approximately $7.8 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points based upon our estimates about the future redemption rate of Petro points outstanding. The most significant risk of this methodology is its dependence on using historical redemption rates, which are not always indicative of future redemption rates. If our estimates are inaccurate, our related expenses and net income (loss) could be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At December 31, 2004, we believe our liability related to our Petro Passport loyalty program is adequate to cover future point redemptions.

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

Valuation of Mandatorily Redeemable Warrants

At each balance sheet date, we determine whether a change in the value of the mandatorily redeemable warrants has occurred. Due to our 2004 Refinancing Transactions, we have determined that an updated valuation calculation of the mandatorily redeemable warrants was necessary. Since we do not have publicly traded equity securities, we will determine the value of the mandatorily redeemable warrants utilizing a method similar to the one provided in our goodwill impairment valuation to determine an approximation of the fair value of our partnership interests. This valuation methodology is based on an average of three approaches: recent public transactions, recent private transactions, and the discounted cash flow method. Any changes in the fair value are allocated on a pro rata basis to the general and limited partners. As of December 31, 2003 and 2004, we valued the mandatorily redeemable warrants at $4.2 million and $6.8 million, respectively.

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer. Upon adoption of SFAS No. 150, an entity reports the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value or other measurement attribute required by this statement. On January 1, 2004, we adopted this statement and were required to reclassify our Class A mandatorily redeemable preferred partnership interests and the accrued preferred return of our Class B redeemable preferred partnership interests as liabilities. We also were required (as discussed in Note 2(a)) to reclassify our mandatorily redeemable warrants as a liability. We believe that these financial instruments were already measured in accordance with SFAS No. 150 and, as such, the adoption of SFAS No. 150 required no cumulative effect of a change in accounting principle on our statement of operations. Due to the implementation of SFAS No. 150 and its requirement to classify the accrual of preferred returns on the mandatorily redeemable preferred partnership interest and the changes in fair value of the mandatorily redeemable warrants as interest expense, our 2004 interest expense increased by approximately $6.3 million.

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

We have incurred substantial debt and, as a result, have significant debt service obligations. At December 31, 2004, our total debt was $295.3 million. We also had approximately $14.4 million in additional borrowing availability under our senior secured credit facilities, subject to certain conditions. In 2004, we had interest expense of $36.5 million, $21.8 million of which was payable in cash, and capital expenditures of $5.7 million. During 2004, we generated net loss of $17.5 million (as restated) and cash flow from operations of $41.6 million.

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

The travel center and truck stop industry is highly competitive and fragmented. We believe there are approximately 2,400 multi-service and pumper truck stops located in the United States. Approximately 30% of these truck stops are operated by five national chains, of which we are one. Although we seek to differentiate our products and services by providing the “quality difference,” our products and services are widely available. Long-haul trucks can obtain the products and services we provide from a wide variety of sources, including their own fueling terminals, large truck stops, limited service fueling facilities, and some large gas stations. Almost all Petro Stopping Centers have at least one competitor within a short distance. Certain of our competitors offer fuel at discount prices, which has caused severe price competition in certain of our markets from time to time. In addition, we compete for the business of long-haul truck fleets, which frequently demand discounts on fuel purchases and in some cases choose to do business in a particular market only with lower cost fuel providers. All these factors combine to produce intense price competition and low margins for our business. In 2004, we had revenues of $1.3 billion, net loss of $17.5 million (as restated), and operating cash flow of $41.6 million.

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

Item 8. Financial Statements and Supplementary Data

PETRO STOPPING CENTERS HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	December 31, 2004
	(As Restated)	(As Restated)
Assets

Current assets:
Cash and cash equivalents	$18,023	$34,062
Trade accounts receivable, net	1,315	2,074
Inventories, net	25,410	27,494
Other current assets	1,215	2,491
Due from affiliates	3,396	4,017

Total current assets	49,359	70,138

Property and equipment, net	211,722	199,727
Deferred debt issuance costs, net	7,228	13,167
Other assets	14,306	12,865
Goodwill	31,881	31,881

Total assets	$314,496	$327,778

Liabilities and Partners’ Deficit

Current liabilities:
Current portion of long-term debt	$9,500	$3,250
Current portion of capital lease obligation	4,116	—
Trade accounts payable	13,928	15,334
Accrued expenses and other liabilities	26,201	32,114
Due to affiliates	19,104	12,420

Total current liabilities	72,849	63,118

Other Liabilities	789	765
Mandatorily redeemable preferred partnership interests	—	43,596
Mandatorily redeemable warrants	—	6,800
Long-term debt, excluding current portion	257,901	292,094

Total long-term liabilities	258,690	343,255

Total liabilities	331,539	406,373

Commitments and contingencies

Mandatorily redeemable preferred partnership interests	44,274	5,000

Mandatorily redeemable warrants	4,200	—

Partners’ deficit
General partner’s	(1,576)	(1,778)
Limited partners’	(63,479)	(81,380)
Negative capital accounts of minority partners in consolidated subsidiaries	(462)	(437)

Total partners’ deficit	(65,517)	(83,595)

Total liabilities and partners’ deficit	$314,496	$327,778

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
	(As Restated)	(As Restated)	(As Restated)
Net revenues:
Fuel (including motor fuel taxes)	$684,865	$813,083	$1,045,544
Non-fuel	238,060	250,224	260,967

Total net revenues	922,925	1,063,307	1,306,511

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	647,039	772,486	994,865
Non-fuel	96,032	101,426	105,483
Operating expenses	120,831	129,844	138,076
General and administrative	15,440	15,364	17,633
Depreciation and amortization	16,799	15,927	15,961
(Gain) loss on disposition of fixed assets	(2)	18	86

Total costs and expenses	896,139	1,035,065	1,272,104

Operating income	26,786	28,242	34,407

Write-down of land held for sale	—	(908)	—
Loss on retirement of debt	—	—	(15,429)
Retired debt restructuring costs	—	—	(794)
Equity in income of affiliate	406	476	664
Interest income	64	69	187
Interest expense	(33,966)	(35,093)	(36,476)

Loss before cumulative effect of a change in accounting principle and minority interest	(6,710)	(7,214)	(17,441)

Cumulative effect of a change in accounting principle - note 2 (b)	—	(397)	—

Loss before minority interest	(6,710)	(7,611)	(17,441)

Minority interest in income of consolidated subsidiaries	36	44	25

Net loss	(6,746)	(7,655)	(17,466)

Accrual of preferred return on mandatorily redeemable preferred partnership interests	(3,541)	(3,931)	(600)

Net loss applicable to common partners	$(10,287)	$(11,586)	$(18,066)

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT AND

COMPREHENSIVE LOSS

(in thousands)

	General Partner’s Deficit	Limited Partners’ Deficit	Negative Capital Accounts of Minority Partners in Consolidated Subsidiaries	Accumulated Other Comprehensive Loss	Total Partners’ Deficit
Balances, December 31, 2001 (As Previously Reported)	$(1,326)	$(41,324)	$(538)	$(164)	$(43,352)
Restatement adjustment - note 2 (a)	(7)	(607)	(4)	—	(618)

Balances, December 31, 2001 (As Restated)	(1,333)	(41,931)	(542)	(164)	(43,970)

Net loss (As Previously Reported)	(74)	(6,580)	36	—	(6,618)
Restatement adjustment - note 2 (a)	(1)	(127)	—	—	(128)

Net loss (As Restated)	(75)	(6,707)	36	—	(6,746)
Unrealized loss on cash flow hedging derivative:
Unrealized holding loss arising during the period				(671)	(671)
Less: reclassification adjustment for loss realized in net loss				379	379

Net change in unrealized loss				(292)	(292)

Comprehensive loss					(7,038)

Accrual of preferred return on mandatorily redeemable preferred partnership interests	(40)	(3,501)	—	—	(3,541)
Partners’ minimum tax distributions	—	(15)	—	—	(15)
Valuation adjustment of mandatorily redeemable warrants	2	198	—	—	200

Balances, December 31, 2002 (As Restated)	(1,446)	(51,956)	(506)	(456)	(54,364)

Net loss (As Previously Reported)	(86)	(7,592)	44	—	(7,634)
Restatement adjustment - note 2 (a)	—	(21)	—	—	(21)

Net loss (As Restated)	(86)	(7,613)	44	—	(7,655)
Unrealized loss on cash flow hedging derivative:
Unrealized holding loss arising during the period				(39)	(39)
Less: reclassification adjustment for loss realized in net loss				495	495

Net change in unrealized loss				456	456

Comprehensive loss					(7,199)

Accrual of preferred return on mandatorily redeemable preferred partnership interests	(44)	(3,887)	—	—	(3,931)
Partners’ minimum tax distributions	—	(23)	—	—	(23)

Balances, December 31, 2003 (As Restated)	(1,576)	(63,479)	(462)	—	(65,517)

Net loss (As Previously Reported)	(166)	(14,687)	25	—	(14,828)
Restatement adjustment - note 2 (a)	(29)	(2,609)	—	—	(2,638)

Net loss (As Restated)	(195)	(17,296)	25	—	(17,466)
Accrual of preferred return on mandatorily redeemable preferred partnership interests	(7)	(593)	—	—	(600)
Partners’ minimum tax distributions	—	(12)	—	—	(12)

Balances, December 31, 2004	$(1,778)	$(81,380)	$(437)	$—	$(83,595)

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(6,746)	$(7,655)	$(17,466)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest in income of consolidated subsidiaries	36	44	25
Depreciation and amortization	16,799	15,927	15,961
Write-off of original issue discount	—	—	19,443
Write-off of deferred financing costs associated with retired debt	—	—	6,844
Cumulative effect of a change in accounting principle	—	397	—
Deferred debt issuance cost amortization and accretion of original issue discount	14,768	17,410	6,292
Preferred return on madatorily redeemable preferred partnership interests	—	—	3,722
Change in valuation of mandatorily redeemable warrants	—	—	2,600
Provision for bad debt	209	144	157
Equity in income of affiliate	(406)	(476)	(664)
(Gain) loss on disposition of fixed assets	(2)	18	86
Write-down of land held for sale	—	908	—
Other operating activities	—	46	39
Increase (decrease) from changes in:
Trade accounts receivable	1,106	1,135	(916)
Inventories	(2,587)	1,918	(2,084)
Other current assets	(188)	117	(1,276)
Due from affiliates	374	(1,350)	(621)
Due to affiliates	1,157	418	(6,684)
Trade accounts payable	(3,022)	308	9,891
Accrued expenses and other liabilities	40	203	6,201

Net cash provided by operating activities	21,538	29,512	41,550

Cash flows from investing activities:
Proceeds from disposition of fixed assets and land held for sale	20	22	2,758
Purchases of property and equipment	(4,022)	(6,127)	(5,703)
Increase in other assets, net	(315)	(22)	(578)

Net cash used in investing activities	(4,317)	(6,127)	(3,523)

Cash flows from financing activities:
Repayments of bank revolver	(26,000)	(23,000)	(4,500)
Proceeds from bank revolver	25,500	23,000	4,500
Repayments of long-term debt	(17,541)	(15,664)	(289,605)
Proceeds from long-term debt issuance	—	—	304,368
Repayments of capital lease obligations	—	—	(4,116)
Change in book cash overdraft	(660)	2,972	(8,323)
Partners’ minimum tax distributions	(15)	(23)	(12)
Payment of debt issuance costs and discount	—	(1,096)	(24,300)

Net cash used in financing activities	(18,716)	(13,811)	(21,988)

Net (decrease) increase in cash and cash equivalents	(1,495)	9,574	16,039
Cash and cash equivalents, beginning of period	9,944	8,449	18,023

Cash and cash equivalents, end of period	$8,449	$18,023	$34,062

Supplemental cash flow information -
Interest paid during the period	$19,301	$17,644	$21,809
Non-cash activities -
Preferred return on mandatorily redeemable preferred partnership interests	3,541	3,931	4,322
Outstanding principal amount on revolving credit facility converted to a term loan A	29,300	—	—
Net change in unrealized loss (gain) on cash flow hedging derivative	292	(456)	—

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

Unless the context otherwise requires, the Holding Partnership and its subsidiaries are collectively referred to herein as the “Company.”

2004 Refinancing Transactions

In 2004, the Company completed its 2004 Refinancing Transactions in which the Company refinanced substantially all of its existing indebtedness. The 2004 Refinancing Transactions consisted of the following components:

•	The issuance of $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”);

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

After giving effect to the 2004 Refinancing Transactions, the Company’s total consolidated debt increased by $32.6 million and, due to lower interest rates, the related annual interest expense for 2004 decreased by approximately $6.2 million.

In connection with the 2004 Refinancing Transactions, the repurchase of all of the Company’s 10 1/2% Notes and the majority of the 15% Notes were accounted for as debt extinguishments resulting in the recognition of losses of approximately $6.2 million and $9.3 million, respectively, which included the write-off of unamortized deferred debt issuance costs of approximately $3.2 million and $2.8 million, respectively. These losses are presented as a component of loss before cumulative effect of a change in accounting principle and minority interest on the Company’s consolidated statements of operations for the year ended December 31, 2004. Additionally, the Company capitalized approximately $9.6 million and $3.2 million of debt issuance costs related to the 9% Notes and its exchange offer, respectively.

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

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Restatement of Previously Issued Financial Statements and Summary of Significant Accounting Policies

(a) Restatement of Previously Issued Financial Statements

Following a review of its accounting policies, the Company determined that it had incorrectly calculated its depreciation expenses on leasehold improvements and misclassified a capital lease as an operating lease. Additionally, as a result of revised analysis of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150), the Company has determined that its mandatorily redeemable warrants, previously classified as a mezzanine item on the balance sheet, should be recorded as a mark-to-fair value liability, as of the adoption of SFAS No. 150, with subsequent changes in the fair value reflected in interest cost. The Company adopted SFAS No. 150, on January 1, 2004. As a result, the Company has restated its financial statements for the three-year period ended December 31, 2004.

The lease related portion of the restatement relates to the Company’s previous depreciation of its leasehold improvements, in some cases, over a period greater than both the initial term of the lease and its option periods, but not longer than the useful life of the asset. The Company has concluded that it should use the shorter of (1) the initial lease term unless it believes that the penalty for not renewing the lease would be substantial enough that it was “reasonably assured” that the Company would exercise the renewal, or (2) the useful life of the asset. The restatement relates, in part, to the February 7, 2005 letter issued by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, which clarified the existing generally accepted accounting principles applicable to leases.

The capital lease reclassification of a lease previously recorded as an operating lease which expired in September 2004, is reflected in the Company’s consolidated balance sheet as of December 31, 2003. The proper classification for the mandatorily redeemable warrants is reflected in the Company’s consolidated balance sheet as of December 31, 2004.

These non-cash adjustments have no material impact on the Company’s previously reported cash flows, cash position, or revenues in any period, or on compliance with the covenants under its senior secured credit facilities, Indentures for the 9.0% senior secured notes due 2012, and Indentures for the senior third secured discount notes due 2014.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the adjustments as a result of the restatement to the Consolidated Statements of Operations for the fiscal years ended December 31, 2002, 2003, and 2004 and Consolidated Balance Sheets as of December 31, 2003 and 2004:

Year Ended December 31, 2002

Consolidated Statement of Operations

	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net revenues:
Fuel (including motor fuel taxes)	$684,865	$—	$684,865
Non-fuel	238,060	—	238,060

Total net revenues	922,925	—	922,925

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	647,039	—	647,039
Non-fuel	96,032	—	96,032
Operating expenses	120,954	(123)	120,831
General and administrative	15,440	—	15,440
Depreciation and amortization	16,671	128	16,799
Gain on disposition of fixed assets	(2)	—	(2)

Total costs and expenses	896,134	5	896,139

Operating income	26,791	(5)	26,786

Equity in income of affiliate	406	—	406
Interest income	64	—	64
Interest expense	(33,843)	(123)	(33,966)

Loss before minority interest	(6,582)	(128)	(6,710)

Minority interest in income of consolidated subsidiaries	36	—	36

Net loss	(6,618)	(128)	(6,746)

Accrual of preferred return on mandatorily redeemable preferred partnership interests	(3,541)	—	(3,541)

Net loss applicable to common partners	$(10,159)	$(128)	$(10,287)

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2003

Consolidated Statement of Operations

	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net revenues:
Fuel (including motor fuel taxes)	$813,083	$—	$813,083
Non-fuel	250,224	—	250,224

Total net revenues	1,063,307	—	1,063,307

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	772,486	—	772,486
Non-fuel	101,426	—	101,426
Operating expenses	129,967	(123)	129,844
General and administrative	15,364	—	15,364
Depreciation and amortization	15,906	21	15,927
Loss on disposition of fixed assets	18	—	18

Total costs and expenses	1,035,167	(102)	1,035,065

Operating income	28,140	102	28,242

Write-down of land held for sale	(908)	—	(908)
Equity in income of affiliate	476	—	476
Interest income	69	—	69
Interest expense	(34,970)	(123)	(35,093)

Loss before cumulative effect of a change in accounting principle and minority interest	(7,193)	(21)	(7,214)

Cumulative effect of a change in accounting principle - note 2 (b)	(397)	—	(397)

Loss before minority interest	(7,590)	(21)	(7,611)

Minority interest in income of consolidated subsidiaries	44	—	44

Net loss	(7,634)	(21)	(7,655)

Accrual of preferred return on mandatorily redeemable preferred partnership interests	(3,931)	—	(3,931)

Net loss applicable to common partners	$(11,565)	$(21)	$(11,586)

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2004

Consolidated Statement of Operations

	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net revenues:
Fuel (including motor fuel taxes)	$1,045,544	$—	$1,045,544
Non-fuel	260,967	—	260,967

Total net revenues	1,306,511	—	1,306,511

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	994,865	—	994,865
Non-fuel	105,483	—	105,483
Operating expenses	138,160	(84)	138,076
General and administrative	17,633	—	17,633
Depreciation and amortization	15,923	38	15,961
Loss on disposition of fixed assets	86	—	86

Total costs and expenses	1,272,150	(46)	1,272,104

Operating income	34,361	46	34,407

Loss on retirement of debt	(15,429)	—	(15,429)
Retired debt restructuring costs	(794)	—	(794)
Equity in income of affiliate	664	—	664
Interest income	187	—	187
Interest expense	(33,792)	(2,684)	(36,476)

Loss before minority interest	(14,803)	(2,638)	(17,441)

Minority interest in income of consolidated subsidiaries	25	—	25

Net loss	(14,828)	(2,638)	(17,466)

Accrual of preferred return on mandatorily redeemable preferred partnership interests	(600)	—	(600)

Net loss applicable to common partners	$(15,428)	$(2,638)	$(18,066)

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003

Consolidated Balance Sheet

	As Previously Reported	Adjustments	As Restated
	(in thousands)
Assets

Current assets:
Cash and cash equivalents	$18,023	$—	$18,023
Trade accounts receivable, net	1,315	—	1,315
Inventories, net	25,410	—	25,410
Other current assets	1,215	—	1,215
Due from affiliates	3,396	—	3,396

Total current assets	49,359	—	49,359

Property and equipment, net	208,373	3,349	211,722
Deferred debt issuance costs, net	7,228	—	7,228
Other assets	14,306	—	14,306
Goodwill	31,881	—	31,881

Total assets	$311,147	$3,349	$314,496

Liabilities and Partners’ Deficit

Current liabilities:
Current portion of long-term debt	$9,500	$—	$9,500
Current portion of capital lease obligation	—	4,116	4,116
Trade accounts payable	13,928	—	13,928
Accrued expenses and other current liabilities	26,201	—	26,201
Due to affiliates	19,104	—	19,104

Total current liabilities	68,733	4,116	72,849

Other liabilities	789	—	789
Long-term debt	257,901	—	257,901

Total long-term liabilities	258,690	—	258,690

Total liabilities	327,423	4,116	331,539

Commitments and contingencies
Mandatorily redeemable preferred partnership interests	44,274	—	44,274

Mandatorily redeemable warrants	4,200	—	4,200

Partners’ deficit
General partner’s	(1,568)	(8)	(1,576)
Limited partners’	(62,724)	(755)	(63,479)
Negative capital accounts of minority partners in consolidated subsidiaries	(458)	(4)	(462)

Total partners’ deficit	(64,750)	(767)	(65,517)

Total liabilities and partners’ deficit	$311,147	$3,349	$314,496

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004

Consolidated Balance Sheet

	As Previously Reported	Adjustments	As Restated
	(in thousands)
Assets

Current assets:
Cash and cash equivalents	$34,062	$—	$34,062
Trade accounts receivable, net	2,074	—	2,074
Inventories, net	27,494	—	27,494
Other current assets	2,491	—	2,491
Due from affiliates	4,017	—	4,017

Total current assets	70,138	—	70,138

Property and equipment, net	200,532	(805)	199,727
Deferred debt issuance costs, net	13,167	—	13,167
Other assets	12,865	—	12,865
Goodwill	31,881	—	31,881

Total assets	$328,583	$(805)	$327,778

Liabilities and Partners’ Deficit

Current liabilities:
Current portion of long-term debt	$3,250	$—	$3,250
Trade accounts payable	15,334	—	15,334
Accrued expenses and other current liabilities	32,114	—	32,114
Due to affiliates	12,420	—	12,420

Total current liabilities	63,118	—	63,118

Other liabilities	765	—	765
Mandatorily redeemable preferred partnership interests	43,596	—	43,596
Mandatorily redeemable warrants	—	6,800	6,800
Long-term debt	292,094	—	292,094

Total long-term liabilities	336,455	6,800	343,255

Total liabilities	399,573	6,800	406,373

Commitments and contingencies

Mandatorily redeemable preferred partnership interests	5,000	—	5,000

Mandatorily redeemable warrants	6,800	(6,800)	—

Partners’ deficit
General partner’s	(1,769)	(9)	(1,778)
Limited partners’	(80,588)	(792)	(81,380)
Negative capital accounts of minority partners in consolidated subsidiaries	(433)	(4)	(437)

Total partners’ deficit	(82,790)	(805)	(83,595)

Total liabilities and partners’ deficit	$328,583	$(805)	$327,778

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The restatement had no net impact on net cash provided by operating activities for the three-years ended December 31, 2002, 2003, and 2004.

(b) Summary of Significant Accounting Policies

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

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are primarily stated at the lower of average cost or market.

Property and Equipment

Property and equipment are recorded at historical cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated using the shorter of (1) the lease term, as defined for each leased site in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” as amended, or (2) the useful life of the asset. Repairs and maintenance are charged to expense as incurred, and amounted to $5.1 million, $5.5 million, and $5.8 million for the years ended December 31, 2002, 2003, and 2004, respectively. Renewals and betterments are capitalized. Gains or losses on disposal of property and equipment are credited or charged to income.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Of the Company’s $31.9 million of goodwill, $18.1 million and $13.8 million relate to its company-operated and franchise operation reporting units, respectively. Since the Company does not have publicly traded equity securities, management must use methods other than market value to determine the fair value of its partnership interests. Management determines the value of the Company’s company-operated and franchise operation reporting segments using a valuation methodology that is based on an average of three approaches: recent public transactions, recent private transactions, and the discounted cash flow method. The results of this analysis did not require the Company to recognize an impairment loss.

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

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Partial Self-Insurance

The Company is partially self-insured, paying for its own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per-occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. The most significant risk of this methodology is its dependence on claims history, which is not always indicative of future claims. Revisions of estimates based on historical claims data have the effect of increasing or decreasing the related required provisions and thus may impact the Company’s net income (loss) for the period. If the Company’s estimate is inaccurate, the Company’s expenses and net income (loss) will be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. For the years ended December 31, 2002, 2003, and 2004, aggregated provisions amounted to approximately $7.2 million, $7.7 million, and $9.0 million, respectively. For the years ended December 31, 2002, 2003, and 2004, the Company paid approximately $7.5 million, $7.1 million, and $8.6 million, respectively, on claims related to these partial self-insurance programs. At December 31, 2003 and 2004, the aggregated liability was approximately $7.4 million and $7.8 million, respectively, which the Company believes is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

The Company utilizes estimates in accounting for its Petro Passport loyalty program. The Company records a liability for the estimated redemption of Petro points based on management’s estimates about the future redemption rate of Petro points outstanding. The most significant risk of this methodology is its dependence on using historical redemption rates, which are not always indicative of future redemption rates. If the Company’s estimate is inaccurate, the Company’s related expenses and net income (loss) could be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At December 31, 2004, the Company believes that the liability related to its Petro Passport loyalty program is adequate to cover future point redemptions.

Environmental Liabilities and Expenditures

Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The measurement

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pro forma effects on net loss before cumulative effect of a change in accounting principle and minority interest assuming the application of SFAS No. 143 on a retroactive basis for the periods shown are as follows:

	For the Year Ended December 31, 2002
	Actual	Pro forma
	(As Restated)	(As Restated)
	(in thousands)
Loss before cumulative effect of a change in accounting principle and minority interest	$(6,710)	$(6,763)
Net loss	$(6,746)	$(6,799)

As of December 31, 2002, the pro forma asset retirement liability would have been $443,000.

A reconciliation of the Company’s asset retirement obligation for the years ended December 31, 2003 and 2004 are as follows:

	2003	2004
	(in thousands)
Beginning	$443	$489
Liabilities incurred	—	—
Liabilities settled	—	—
Revisions of estimate	—	—
Accretion expense	46	39

Ending	$489	$528

Mandatorily Redeemable Warrants

At each balance sheet date, the Company determines whether a change in the value of the mandatorily redeemable warrants has occurred. Since the Company does not have publicly traded equity securities, it will determine the value of the mandatorily redeemable warrants utilizing a method similar to the one provided in the Company’s goodwill impairment valuation to determine an approximation of the fair value of its partnership interests. This valuation methodology is based on an average of three approaches: recent public transactions, recent private transactions, and the discounted cash flow method.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to December 31, 2003, any changes in the fair value were recorded as an increase or decrease in Partners’ deficit and were recorded on a pro rata basis to the general and limited partners. As a result of the Company’s adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” as of January 1, 2004, the mandatorily redeemable warrants, previously classified as a mezzanine item on the balance sheet, were classified as a mark-to-fair value liability with any change in their valuation treated as interest expense for the year ended December 31, 2004. As of December 2003 and 2004, the Company valued the mandatorily redeemable warrants at $4.2 million and $6.8 million, respectively.

The Warrant Agreement dated July 23, 1999 provides that upon an “exchange event,” such as a change in control, a transfer of the Company’s business to a corporation that succeeds to and continues the Company’s business, including in connection with a public offering, or bankruptcy filing, the warrants will be exchanged, for no additional consideration, for 100% of the common stock of Warrant Holdings, whose sole asset currently is approximately 10.0% of the common limited partnership interests in the Company. In connection with the 2004 Refinancing Transactions, the Warrant Agreement was amended and the mandatory purchase date of the mandatorily redeemable warrants was extended from August 1, 2004 to October 1, 2009. If the warrants have not been exchanged by October 1, 2009, the Company will be obligated to repurchase the warrants at fair market value.

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

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Had compensation expense been determined consistent with SFAS No. 123, the Company’s net loss for the years ended December 31, 2002, 2003, and 2004 (no options were granted in 2002, 2003, or 2004) would have been recorded in the following pro forma amounts:

	For the Years Ended December 31,
	2002	2003	2004
	(As Restated)	(As Restated)	(As Restated)
	(in thousands)
Net loss - as reported	$(6,746)	$(7,655)	$(17,466)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(54)	(22)	(4)

Net loss - pro forma	$(6,800)	$(7,677)	$(17,470)

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

The majority of the Company’s reserve for obsolescence relates to its merchandise and accessories and restaurant and other inventories. The motor fuels and lubricants inventories generally turn approximately every two-three days and do not become obsolete. The Company’s tires and tubes inventories also generally do not become obsolete.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Property and Equipment

Property and equipment is summarized at December 31, 2003 and 2004, as follows:

	Estimated Useful Lives	2003	2004
		(As Restated)	(As Restated)
	(years)	(in thousands)
Land and improvements	10	$56,783	$56,725
Buildings and improvements	30	176,174	177,048
Furniture and equipment	3-10	91,832	91,922
Leasehold improvements	7-30	13,512	14,025

		338,301	339,720
Less accumulated depreciation and amortization		(126,579)	(139,993)

Property and equipment, net		$211,722	$199,727

Furniture and equipment includes equipment purchased under a capital lease.

(5) Leases

Operating Leases

The Company has entered into various operating leases. The operating leases are related to five Petro Stopping Center locations, two land leases, an office building, and various equipment. The leases contain renewal options varying from automatic annual renewals to multiple year options.

A summary of future minimum rental payments on operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004, is as follows:

Fiscal Year Ending	Related Party	Third Party	Total
	(in thousands)
2005	$2,235	$2,111	$4,346
2006	1,525	1,684	3,209
2007	1,018	1,632	2,650
2008	1,018	1,633	2,651
2009	1,018	1,632	2,650
Later years	2,723	6,100	8,823

Total minimum lease payments	$9,537	$14,792	$24,329

Rent expense under all operating leases was $3.1 million for the year ended December 31, 2002 and $4.4 million for each of the years ended December 31, 2003 and 2004. Of these rentals, amounts of $2.2 million for the year ended December 31, 2002 and $1.0 million for each of the years ended December 31, 2003 and 2004 were paid to related-parties. The related-party operating lease transactions, which are more fully described in Note (8), are:

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

The Company also leases retail space to independent merchants that operate in some of its truck stop locations. The leases relate to retail space in the mall area of the main building, free-standing brokerage buildings located on the property, retail spaces within the company-operated profit centers, and land lease agreements for the operation of truck weighing scales, truck washes, and a free-standing motel operation. The type of space leased at the various truck stop locations is dependent upon the physical layout of each site. Lease terms generally call for a fixed monthly rental payment while certain lease agreements call for a monthly contingent rental payment that is based on the tenant’s monthly gross receipts and/or revenues. The Company records the revenues generated from these operating leases as “Other Income” in Non-Fuel Revenues. The revenues received from the independent merchants in connection with these lease agreements were $5.6 million, $6.3 million, and $6.3 million for the years ended December 31, 2002, 2003, and 2004, respectively, of which approximately $2.6 million, $2.7 million, and $2.8 million, respectively, were received from contingent rental agreements.

Capital Leases

The Company previously leased the land and owned the building in Hammond, Louisiana. This land lease expired in September 2004 and, accordingly, the Company exercised its option to purchase the land. The Company consummated this transaction in September 2004 at a purchase price of $4.1 million. In conjunction with the restatement, the Company reclassified this lease from an operating lease to a capital lease.

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Long-Term Debt

Long-term debt at December 31, 2003 and 2004 is presented below:

	2003	2004
	(in thousands)
Four-year revolving line of credit, under the senior secured credit facility, as amended on January 21, 2005, with a scheduled maturity of February 9, 2008, in an amended aggregate principal amount of $40.0 million ($5.0 million restricted to the issuance of letters of credit). Interest at either the bank’s base rate plus 1.5% or the Eurodollar rate plus 2.75% is payable quarterly. Commitment fees of 0.5% on undrawn funds are paid quarterly. Borrowings are collateralized by substantially all of the Company’s assets and the guarantees of each of the Company’s subsidiaries. See Note (1).	$—	$—

Two-year term loan A, under the retired senior secured credit facility, in an original amount of $29.3 million, with a scheduled maturity of June 30, 2004. Interest at either the bank’s base rate plus 1.5% or the Eurodollar rate plus 3.0% was payable quarterly. The weighted average interest rate was 4.3% at December 31, 2003. The term loan A was collateralized by substantially all of the Company’s assets. Retired February 9, 2004. See Note (1).	6,098	—

Seven-year term loan B, under the retired senior secured credit facility, in an original amount of $40.0 million, with a scheduled maturity of July 23, 2006. Interest at either the bank’s prime rate plus 1.75% or the Eurodollar rate plus 3.25% was payable quarterly. The weighted average interest rate was 4.6% at December 31, 2003. The term loan B was collateralized by substantially all of the Company’s assets. Retired February 9, 2004. See Note (1).	34,687	—

Four-year term loan, under the senior secured credit facility, as amended on January 21, 2005, with a scheduled maturity of February 9, 2008, in an original amount of $25.0 million, as amended to $21.3 million. Quarterly principal payments of approximately $1.3 million each on March 31, 2004, June 30, 2004, and September 30, 2004 were made. Remaining principal is due in full at maturity. Interest at either the bank’s base rate plus 1.5% or the Eurodollar rate plus 2.75% is payable quarterly. The weighted average interest rate was 5.8% at December 31, 2004. The term loan is collateralized by substantially all of the Company’s assets and the guarantees of each of the Company’s subsidiaries. See Note (1).	—	21,250

10½% Senior Notes due 2007 in an original aggregate principal amount of $135.0 million, net of unamortized discount of $306,000 as of December 31, 2003. Interest on the 10½% Notes was payable on February 1 and August 1 of each year. As part of the 2004 Refinancing Transactions, the Company repurchased the majority of the 10½% Notes and repurchased the remaining notes on March 12, 2004. See Note (1).	134,694	—

9% Senior Secured Notes due 2012 in an original aggregate principal amount of $225.0 million. Interest on the 9% Notes is payable on February 15 and August 15 of each year, effective August 15, 2004. The 9% Notes are subordinate to the loans under the senior secured credit facility to the extent of the value of the assets securing such loans. See Note (1).	—	225,000

15% Senior Discount Notes, due 2008, net of unamortized discount of $21.5 million at December 31, 2003, to yield an effective rate of 18.7%. Interest on the 15% Notes was payable on February 1 and August 1 of each year, beginning February 1, 2005. The 15% Notes were subordinate to the loans outstanding under the senior secured credit facility and the 10½% Notes. The majority of these Notes were retired February 9, 2004 and the majority of the remaining portion were repurchased in 2005. See Notes (1) and (18).	91,922	3,300

New Senior Third Secured Discount Notes, due 2014, net of unamortized discount of $8.6 million at December 31, 2004. New Notes will accrete in value through April 30, 2009, at a rate of 4.0% compounded semi-annually. New Notes will bear cash interest at a rate of 5.0% per annum on the accreted value, commencing February 9, 2004 through April 30, 2009. Thereafter, the New Notes will bear cash interest at a rate of 12.5% per annum until maturity. Cash interest is payable semi-annually in arrears on April 30 and October 31 of each year beginning on April 30, 2004. See Note (1).	—	45,794

Total long-term debt	267,401	295,344
Less current portion	9,500	3,250

Long-term debt, excluding current portion	$257,901	$292,094

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

In connection with the 2004 Refinancing Transactions, the Company made a tender offer for all of its 10½% Notes. On February 9, 2004, the Company repurchased approximately 87.0% of its 10½% Notes. In accordance with the terms of the 10½% Notes indenture, the Company redeemed the remaining 10½% Notes for 101.75% of the principal amount, plus accrued interest on March 12, 2004.

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

The Company’s restricted subsidiaries include the Operating Partnership and its subsidiaries Petro Financial Corporation and Petro Distributing, Inc. The Company does not have any unrestricted subsidiaries.

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

Highway Service Ventures, Inc. (“HSV”), a corporation in which J.A. Cardwell, Sr. owns a 31.7% interest, operates four franchised Petro Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia. These franchise agreements do not contain terms that are more favorable to the franchisee than the comparable terms in any of the Company’s other franchise agreements. For the years ended December 31, 2002, 2003, and 2004, the Company purchased receivables from HSV in the amounts of $10.2 million, $9.1 million, and $9.3 million, respectively. We received fees from HSV for the administrative and bad debt costs of administering the direct billing program related to such receivables of $31,000, $25,000, and $21,000 for the years ended December 31, 2002, 2003, and 2004, respectively. Additionally, the Company received franchise fees from HSV of approximately $1.1 million for each of the years ended December 31, 2002 and 2003, and approximately $1.2 million for the year ended December 31, 2004.

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

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(9) Mandatorily Redeemable Preferred Partnership Interests

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer. Upon adoption of SFAS No. 150, an entity reports the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value or other measurement attribute required by this statement. On January 1, 2004, the Company adopted this statement and was required to reclassify its Class A mandatorily redeemable preferred partnership interests and the accrued preferred return of its Class B redeemable preferred partnership interests as liabilities. The Company was also required (as discussed in Note 2(a)) to reclassify its mandatorily redeemable warrants as a liability. Management believes that

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these financial instruments were already measured in accordance with SFAS No. 150 and, as such, the adoption of SFAS No. 150 required no cumulative effect of a change in accounting principle on its statement of operations. Since Mobil Long Haul, the holders of the Class B redeemable preferred partnership interests has an option to convert the original unrecovered capital amount into a 3.9% common partnership interest in the Holding Partnership at any time prior to mandatory redemption and due to this conversion right, the Class B redeemable preferred partnership interests are not an unconditional obligation that requires the Holding Partnership to transfer its assets at a specified or determined date (or dates) or upon an event certain to occur and therefore the partnership interest does not meet the definition of a mandatorily redeemable instrument under SFAS No. 150 and continues to be classified in temporary equity. Additionally, the 12.0% return on the original unrecovered capital amount of $5.0 million, or $600,000 per year, of the Class B redeemable preferred partnership interests is recorded as a liability and a reduction to partners’ deficit (as these amounts can only be settled through the distribution of cash). The 2004 interest expense increased by approximately $6.3 million, as compared to 2003 interest expense, due to the implementation of SFAS No. 150 and its requirement to classify the changes in fair value of its mandatorily redeemable warrants, the accrual of preferred returns related to the Class A mandatorily redeemable preferred partnership interests, and the accrued return liability of the Class B redeemable preferred partnership interests as interest expense. Additionally, the Holding Partnership’s mandatorily redeemable preferred partnership interests recorded in temporary equity decreased during 2004 due to the classification, effective January 1, 2004 upon the implementation of SFAS No. 150, of the Class A mandatorily redeemable preferred partnership interests of the Holding Partnership, the accrual of the preferred returns on both the Class A and Class B redeemable preferred partnership interests, and the mandatorily redeemable warrants as liabilities as required by SFAS No. 150. The redeemable preferred partnership interests in both the temporary equity and the long-term liability section of the Company’s balance sheets reflects an aggregate increase of $4.3 million for the year ended December 31, 2004.

(10) Partners’ Deficit

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

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table reflects total cash distributions paid to the Holding Partnership:

	For the Years Ended December 31,
	2002	2003	2004
	(in thousands)
Cash dividends paid	$15	$42	$58,259

As of December 31, 2004, the historical net book value of assets and liabilities was approximately $26.0 million greater than the associated net tax basis of those assets and liabilities.

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

(11) Employee Benefits

The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees (the “Plan”). Company contributions equal 50.0% of the participants’ contributions up to 4.0% of the participants’ annual salary and aggregated approximately $400,000, $378,000, and $430,000 for the years ended December 31, 2002, 2003, and 2004, respectively. Other than those discussed below, there were no other post employment or retirement plans at December 31, 2002, 2003, and 2004.

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

(continued)

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

Vesting occurs over four years at 25.0% per year. At December 31, 2004, all of the partnership options were exercisable, at a weighted average exercise price of $2,932, and all of which expire from 2007 to 2010. Participants become fully vested upon the occurrence of a Change in Control (as defined in the plan), upon a sale of substantially all of the assets of the Company, upon the liquidation of the Company, upon the Company’s consummation or adoption of a plan to make an Extraordinary Distribution or Redemption (as defined in the plan) or a closing of an initial public offering of equity securities. Options may be exercised at any time, to the extent that such options are exercisable. All options expire on the earlier to occur of (i) the tenth anniversary of the date the option was granted, (ii) one year after the participant ceases to be an employee of the Company due to retirement, death or disability, (iii) immediately, if the participant ceases to be an employee of the Company for cause, or (iv) ninety days after the occurrence of the termination of the participant’s employment with the Company, for any reason other than (ii) or (iii) above. A participant, as defined in the plan, shall have no rights as a limited partner until the date the participant is duly admitted into the partnership. In general, a Class B Common Limited Partner may not participate in partnership profits, losses or gains, or participate in distributions from operations or receive tax distributions; however, a participant may participate in liquidating distributions. Additionally, a Class B Common Limited Partner shall not have any voting rights.

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

(13) Commitments, Contingencies, and Guarantees

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

(14) Financial Instruments

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

(15) Environmental Matters

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

Where required or believed by the Company to be warranted, the Company takes action at its locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. In light of the Company’s business and the quantity

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of petroleum products that it handles, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 2002, 2003, and 2004, the Company’s expenditures for environmental matters were approximately $332,000, $180,000, and $269,000, respectively. See Note (2)(b) for a discussion of the Company’s accounting policies relating to environmental matters.

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

The Company accrues liabilities for certain environmental remediation activities consistent with the policy set forth in Note (2)(b). At December 31, 2003 and 2004, this accrual amounted to $300,000 and $237,000, respectively. The Company’s accrual for environmental remediation expenses is based upon initial estimates obtained from contractors engaged to perform the remediation work as required by local, state, and federal authorities. It is often difficult to predict the extent and the cost of environmental remediation until work has commenced and the full scope of the contamination determined. Accruals are periodically evaluated and updated as information regarding the nature of the clean up work is obtained. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. Actual results, however, could differ from estimated amounts and those differences could be material. At December 31, 2003 and 2004, the Company has recognized receivables of approximately $460,000 and $453,000, respectively, in the consolidated balance sheets related to recoveries of certain remediation costs from third parties.

(16) Segments

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

(17) Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer. Upon adoption of SFAS No. 150, an entity reports the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value or other measurement attribute required by this statement. On January 1, 2004, the Company adopted this statement and was required to reclassify its Class A mandatorily redeemable preferred partnership interests and the accrued preferred return of its Class B redeemable preferred partnership interests as liabilities. The Company was also required (as discussed in Note 2(a)) to reclassify its mandatorily redeemable warrants as a liability. Management believes that these financial instruments were already measured in accordance with SFAS No. 150 and, as such, the adoption of SFAS No. 150 required no cumulative effect of a change in accounting principle on its statement of operations. Due to the implementation of SFAS No. 150 and its requirement to classify the accrual of preferred returns on the mandatorily redeemable preferred partnership interest and the changes in fair value of the mandatorily redeemable warrants as interest expense, the Company’s 2004 interest expense increased by approximately $6.3 million.

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

(continued)

PETRO STOPPING CENTERS HOLDINGS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Selected Quarterly Financial Data (unaudited)

As previously reported:

	2003 Quarters				2004 Quarters
	1st	2nd	3rd	4th	1st		2nd	3rd	4th
	(in thousands)				(in thousands)
Net revenues (a)	$270,741	$252,031	$271,701	$268,834	$286,127		$315,813	$338,191	$366,380
Operating income	5,377	7,313	8,513	6,937	4,789		9,538	9,034	11,000
Income (loss) before cumulative effect of a change in accounting principle	(3,286)	(1,142)	(53)	(2,712)	(20,357)		1,416	1,134	3,004
Cumulative effect of a change in accounting principle (b)	(397)	—	—	—	—		—	—	—
Net income (loss)	(3,683)	(1,142)	(53)	(2,712)	(20,357	) (c)	1,416	1,134	3,004
As Restated (note 2):
	2003 Quarters				2004 Quarters
	1st	2nd	3rd	4th	1st		2nd	3rd	4th
	(in thousands)				(in thousands)
Net revenues (a)	$270,741	$252,031	$271,701	$268,834	$286,127		$315,813	$338,191	$366,380
Operating income	5,402	7,339	8,539	6,962	4,811		9,559	9,047	10,990
Income (loss) before cumulative effect of a change in accounting principle	(3,291)	(1,147)	(58)	(2,718)	(19,366)		(893)	1,124	1,694
Cumulative effect of a change in accounting principle	(397)	—	—	—	—		—	—	—
Net income (loss)	(3,688)	(1,147)	(58)	(2,718)	(19,366	) (c)	(893)	1,124	1,694

(a)	Changes in net revenues can fluctuate substantially in very short periods of time due to fluctuations in fuel prices and cost of fuel.
(b)	Reflects the expensing of the initial estimate of the asset retirement obligations as required by the adoption of SFAS No.143.
(c)	Net loss primarily due to the loss on retirement of debt and related debt restructuring costs as part of the 2004 Refinancing Transactions.

(19) Subsequent Events

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro Stopping Centers Holdings, L.P. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2(a) to the accompanying consolidated financial statements, the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners’ deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, have been restated.

KPMG LLP

El Paso, Texas

March 14, 2005, except as to Note 2(a), which is as of August 26, 2005

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings. However, subsequent to the period covered by this report, we completed an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. On May 13, 2005, the Company concluded that its historical financial statements should be restated to correct certain errors, relating to accounting for leased properties and mandatorily redeemable warrants, and that such financial statements should no longer be relied upon. As a result, the Company has restated its financial statements for the three-year period ended December 31, 2004. The restatement is further discussed in “Explanatory Notes” in the forepart of this Form 10-K/A, in item 6, “Selected Financial Data,” in Item 8, Note 2(a) of notes to consolidated financial statements, “Restatement of Previously Issued Financial Statements and Summary of Significant Accounting Policies” of this Form 10-K/A, and in Part IV, “Exhibits and Financial Statement Schedules.” As a result of the need to restate previously issued financial statements, we have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

There has been no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934, as amended, Rules 13a-15 or 15d-15 during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the period covered by this report, management has implemented necessary changes to the Company’s internal controls in order to address the accounting matters referred to above.

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

Summary Compensation Table

	Year	Annual Compensation		Other Annual Compensation		Long-Term Compensation Awards Options (% Interest)	All Other Compensation
Name and Principal Position		Salary	Bonus
J.A. Cardwell, Sr.	2004	$436,154	$410,000	$52,195	(1)	$—	$268,580	(2)
Chief Executive Officer	2003	420,000	150,000	53,961	(1)	—	259,360	(2)
	2002	420,000	150,000	75,486	(1)	—	257,394	(2)

James A. Cardwell, Jr.	2004	219,231	240,000	—		—	4,192	(3)
President and Chief Operating Officer	2003	197,115	100,000	—		—	4,742	(3)
	2002	190,000	80,000	—		—	6,800	(3)

Edward Escudero	2004	181,867	240,000	—		—	4,906	(4)
Chief Financial Officer	2003	145,083	150,000	—		—	3,552	(4)
	2002	132,867	65,000	—		—	21,475	(4)

Nancy Santana	2004	—	—	—		—	—
Vice President-General Counsel	2003	62,000	—	—		—	1,905	(5)
	2002	160,000	65,000	—		—	2,354	(5)

David Latimer	2004	160,233	120,000	—		—	4,904	(6)
Vice President-Petro:Lube	2003	148,366	85,000	—		—	3,437	(6)
	2002	144,260	75,000	—		—	2,217	(6)

Keith Kirkpatrick	2004	150,715	140,000	—		—	1,464	(7)
Executive Director of Fuel/Store Operations	2003	142,288	10,000	—		—	1,325	(7)
	2002	139,489	45,000	—		—	50	(7)

(1)	Included in these amounts are tax preparation advice in the amount of $27,192, $30,714, and $47,624 for the years ended December 31, 2004, 2003, and 2002, respectively.
(2)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $5,862 and $4,361, respectively for 2004, $5,700 and $4,200, respectively for 2003, and $4,200 for each plan in 2002. Additionally, life insurance premiums for the benefit of J.A. Cardwell, Sr. were paid in the amount of $243,540 for each of the years ended December 31, 2004, 2003, and 2002, respectively. Also included in All Other Compensation is the actuarial value of this life insurance in the amounts of $14,817, $5,920, and $5,454 for the years ended December 31, 2004, 2003, and 2002, respectively.
(3)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $3,192 and $1,000, respectively for 2004, $2,771 and $1,971, respectively for 2003, and $2,500 and $4,300, respectively for 2002.
(4)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $3,318 and $1,588, respectively for 2004, $2,101 and $1,451, respectively for 2003, and $1,760 and $1,511, respectively for 2002. Additionally, a retention bonus was earned in the amount of $18,204 for the year ended December 31, 2002.
(5)	Represents employer contributions to a 401(k) Plan of $1,905 for 2003 and $2,354 for 2002.
(6)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $3,679 and $1,225, respectively for 2004, $3,350 and $87, respectively for 2003, and $1,966 and $251, respectively for 2002.
(7)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $675 and $789, respectively for 2004, $675 and $650, respectively for 2003, and $25 and $25, respectively for 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year-end Option/SAR Values

Name	Amount Acquired on Exercise(%)(1)	Value Realized ($)(1)	Company Interests Underlying Unexercised Options/ SARs at Fiscal Year-end(%)(2) Exercisable/Unexercisable	Value of Unexercised In-The-Money-Options/ SARs at Fiscal Year-end($)(3) Exercisable/Unexercisable
J.A. Cardwell, Sr.	—	—	—	—
James A. Cardwell, Jr.	—	—	1.28/0	181,462/0
Edward Escudero	—	—	.14/0	162/0
David Latimer	—	—	.36/0	50,406/0
Keith Kirkpatrick	—	—	.36/0	50,406/0

(1)	No options were exercised in 2004.
(2)	Options granted to the Named Executive Officers in the Company, expressed as a percent of the Holding Partnership’s equity.
(3)	No market exists for the partnership interests option. Fair value for purposes of this table has been determined based on a method similar with that described in Note 11 of the notes to consolidated financial statements for the year ended December 31, 2004.

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

Names and Address	Type of Interest	Percentage of Class (1)
J.A. Cardwell, Sr.	General Partner	1.1	%(2)
6080 Surety Drive	Limited Partner	45.6	%(3)
El Paso, Texas 79905

James A. Cardwell, Jr.	Limited Partner	4.9	%(4)
6080 Surety Drive
El Paso, Texas 79905

Mobil Long Haul, Inc.	Limited Partner	9.7%
3225 Gallows Road
Fairfax, Virginia 22037

Volvo Petro Holdings, LLC	Limited Partner	28.7%
7900 National Service Road
Greensboro, NC 27402-6115

Petro Warrant Holdings Corporation	Limited Partner	10.0	%(5)
6080 Surety Drive
El Paso, Texas 79905

All directors and officers as a group		51.6%

(1)	Does not assume conversion of the convertible preferred partnership interests to be owned by Mobil Long Haul or the exercise of management-held options. If conversion of Mobil Long Haul’s interests is assumed, Mobil Long Haul’s percentage of the common partnership interests would increase to 13.2% and the interests of the other partners would be J.A. Cardwell, Sr. (1.0% general partner and 44.0% limited partner), James A. Cardwell, Jr. (4.6%), Volvo Trucks (27.6%), and Warrant Holdings (9.6%). In addition to the convertible preferred partnership interests, preferred partnership interests are owned by Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million) that are entitled to cumulative preferred returns at the rate of 9.5% and 8.0%, respectively, and at December 31, 2004 had aggregate accrued unpaid preferred returns of $24.0 million. See Note 9 of notes to consolidated financial statements.

(2)	Represents partnership interests owned of record by Petro, Inc. Petro, Inc. is a wholly owned subsidiary of Nevada Trio, Inc., a Nevada corporation, which is wholly owned by Card Partners, L.P., a Texas limited partnership of which Texas MEC, Inc., a Texas corporation, is the general partner. J.A. Cardwell, Sr. is the sole shareholder of Texas MEC, Inc. Accordingly, J.A. Cardwell, Sr. may be deemed to have beneficial ownership of the partnership interests owned by Petro, Inc.
(3)	Represents only common partnership interests owned of record by Petro, Inc. and interests owned individually by J.A. Cardwell, Sr. Until the exchange of the warrants, which are exchangeable for all of the common stock of Warrant Holdings, an affiliate of J.A. Cardwell, Sr. will be the nominal holder of the only outstanding share of Warrant Holdings, which share will be redeemed for $1.00 upon the exchange of the warrants. J.A. Cardwell, Sr. disclaims any beneficial interest in the common partnership interests in the Company held by Warrant Holdings because of the limitations on the economic and voting rights of the holder of that share prior to the exchange of the warrants and the acquisition of all the equity interest in Warrant Holdings by the holders of the warrants.
(4)	Represents common partnership interests owned of record by JAJCO II, Inc. as well as interests owned individually by James A. Cardwell, Jr. James A. Cardwell, Jr. is the sole shareholder of JAJCO II, Inc. and may be deemed to have beneficial ownership of the common partnership interest owned by JAJCO II, Inc.
(5)	Until the exchange of the warrants, which are exchangeable for all of the common stock of Warrant Holdings, an affiliate of J.A. Cardwell, Sr. will be the nominal holder of the only outstanding share of Warrant Holdings, which share will be redeemed for $1.00 upon the exchange of the warrants. J.A. Cardwell, Sr. disclaims any beneficial interest in the common partnership interests in the Company held by Warrant Holdings because of the limitations on the economic and voting rights of the holder of that share prior to the exchange of the warrants and the acquisition of all the equity interest in Warrant Holdings by the holders of the warrants.

As of December 31, 2004, information regarding the Holding Partnership’s option plan is as follows:

Equity Compensation Plan Information

Plan Category	Percentage of Partnership Interests to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Percentage of Partnership Interests Remaining Available for Future Issuance
Equity compensation plans approved by the Board of Directors	8.17	$2,932	6.04
Equity compensation plans not approved by the Board of Directors	—	—	—

Total	8.17	$2,932	6.04

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

Highway Service Ventures, Inc.

Highway Service Ventures, Inc. (“HSV”), a corporation in which J.A. Cardwell, Sr. owns a 31.7% interest, operates four franchised Petro Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia. We believe none of these franchise agreements contain terms that are more favorable to the franchisee than the comparable terms in any of our other franchise agreements. For the years ended December 31, 2002, 2003, and 2004, we purchased receivables from HSV in the amounts of $10.2 million, $9.1 million, and $9.3 million, respectively. We received fees from HSV for the administrative and bad debt costs of administering the direct billing program related to such receivables of $31,000, $25,000, and $21,000 for the years ended December 31, 2002, 2003, and 2004, respectively. Additionally, we received franchise fees from HSV of approximately $1.1 million for each of the years ended December 31, 2002 and 2003, and approximately $1.2 million for the year ended December 31, 2004.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K/A:

1.	Financial statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

2.	Financial statements schedule and supplementary information required to be submitted.

Schedule II-Valuation and Qualifying Accounts	67

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

3.	and (b) Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on pages 84 through 88 of this Annual Report.

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

Date: September 19, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Stopping Centers Holdings, L.P. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.A. Cardwell, Sr. (J.A. Cardwell, Sr.)	Chairman and Chief Executive Officer (Principal Executive Officer)	September 19, 2005

/s/ Edward Escudero (Edward Escudero)	Chief Financial Officer and Secretary (Principal Financial and Chief Accounting Officer)	September 19, 2005

/s/ James A. Cardwell, Jr. (James A. Cardwell, Jr.)	President, Chief Operating Officer, and Director	September 19, 2005

/s/ Eddie H. Brailsford (Eddie H. Brailsford)	Director	September 19, 2005

/s/ Timothy J. Devens (Timothy J. Devens)	Director	September 19, 2005

(Michel Gigou)	Director

/s/ James M.E. Mixter, Jr. (James M.E. Mixter, Jr.)	Director	September 19, 2005

/s/ Larry J. Zine (Larry J. Zine)	Director	September 19, 2005

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Company has not sent and will not send an annual report or proxy materials to its limited or general partners.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
1.01 (g)	Purchase Agreement, dated as of July 19, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Warrant Financial Corporation, First Union Capital Markets Corp., and CIBC World Markets Corp.

3.01 (g)	Certificate of Limited Partnership of Petro Stopping Centers Holdings, L.P.

3.02 (g)	Certificate of Incorporation of Petro Holdings Financial Corporation.

3.03 (g)	Bylaws of Petro Holdings Financial Corporation.

3.04 (g)	Limited Partnership Agreement of Petro Stopping Centers Holdings, L.P., dated July 15, 1999.

3.05 (u)	First Amendment to the Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated February 9, 2004, by and among Petro, Inc., as General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C. and James A. Cardwell, Jr., as Limited Partners.

4.01 (g)	Warrant Agreement, dated as of July 23, 1999, by and among Petro Stopping Centers Holdings, L.P., Petro Warrant Financial Corporation, Sixty Eighty, LLC, First Union Capital Markets Corp., CIBC World Markets Corp. and State Street Bank and Trust Company.

4.02 (r)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers Holdings, L.P. and Petro Holdings Financial Corporation, as Issuers, and The Bank of New York, as Trustee, relating to Petro Stopping Centers Holdings, L.P.’s Senior Third Secured Notes due 2014.

4.03 (r)	Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers Holdings, L.P. and Petro Holdings Financial Corporation, as Issuers, and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as Trustee, relating to Petro Stopping Centers Holdings, L.P.’s $113,370,000 aggregate principal amount 15% Senior Discount Notes Due 2008.

4.04 (r)	First Amendment, dated as of February 9, 2004, to the Warrant Agreement, dated as of July 23, 1999, by and among Petro Warrant Holdings Corporation, Petro Stopping Centers Holdings, L.P., Sixty Eighty, LLC, First Union Capital Markets Corp., CIBC World Markets Corp., and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as warrant agent.

10.01 (a)	Amended Split Dollar Life Insurance Agreement, dated as of May 1, 1995, among the Company, James A. Cardwell, Jr., Trustee of the James A., and Evonne Cardwell Trust Number Two and James A. Cardwell, Jr., Trustee of the James A. Cardwell Trust No. Three.

10.02 (a)	Product Services Agreement, dated January 30, 1997, by and between C&R Distributing, Inc., a Texas corporation, and Petro Stopping Centers, L.P.

10.03 (a)	Petro/El Paso Amusement Services Agreement, dated January 30, 1997, by and between El Paso Vending and Amusement Company and Petro Stopping Centers, L.P.

10.04 (a)	Display Space Agreement, dated January 30, 1997, by and between Motor Media, Inc. and Petro Stopping Centers, L.P.

10.05 (b)	Surety Drive lease agreement, dated April 30, 1992, between J.A. Cardwell, Sr. and Petro Stopping Centers, L.P.

10.06 (b)	Lease relating to the Effingham, Illinois, Stopping Center, dated May 23, 1990, between Truck Stop Property Owners, Inc. and Petro Inc.

10.07 (b)	Profit Participation Agreement, dated March 1, 1993, between Pelican Gaming, Inc. and Petro Truckstops, Inc.

10.08 (b)	Amended and Restated Sublease and Services Agreement dated to be effective as of February 26, 1993, between the Company and Petro Truckstops, Inc.

10.09 (c)	Form of the Company’s Franchise Agreement

10.10 (d)	Limited Liability Company Operating Agreement of Petro Travel Plaza, LLC, dated as of December 5, 1997, among the Company, Tejon Ranch Company, as Guarantor.

10.11 (e)	Employment Agreement, dated February 10, 1999, by and between J.A. Cardwell, Sr. and Petro Stopping Centers, L.P.

10.12 (e)	Employment Agreement, dated February 10, 1999, by and between James A. Cardwell, Jr. and Petro Stopping Centers, L.P.

10.13 (f)	Amended and Restated PMPA Motor Fuels Franchise Agreement, dated July 23, 1999, by and between Exxon Mobil Corporation and Petro Stopping Centers, L.P.

10.14 (f)	Master Supply Contract for Resale of Oils and Greases, dated July 23, 1999, by and between Exxon Mobil Corporation and Petro Stopping Centers, L.P.

10.15 (f)	Fourth Amended and Restated Limited Partnership Agreement of the Company, a Delaware Limited Partnership, dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings G.P., L.L.C. and James A. Cardwell, Jr., as Limited Partners.

10.16 (f)	Limited Partnership Agreement of Petro Stopping Centers Holdings, L.P., a Delaware Limited Partnership, dated July 15, 1999, by and among Petro, Inc., as General Partner and James A. Cardwell, Sr., James A. Cardwell, Jr., JAJCO II, Inc., Petro, Inc., Mobil Long Haul Inc., Volvo Petro Holdings, LLC and Petro Warrant Holdings Corporation, as Limited Partners.

10.17 (h)	Property Lease Agreement, dated November 12, 1998, between Petro Stopping Centers, L.P. and Petro Truckstops, Inc.

10.18 (i)	Fuel Carrier Agreement, dated March 1, 2000, between Petro Stopping Centers, L.P. and C&R Distributing, Inc.

10.19 (i)	Petro Parts and Service Agreements, dated May 3, 2000, between Petro Stopping Centers, L.P. and Volvo Trucks North America, Inc.

10.20 (j)	Lease Agreement, dated October 25, 2000, between San Luis Partnership and Petro Stopping Centers, L.P.

10.21 (k)	Lease Agreement, dated January 8, 2002, between TSP Holdings, LLC and Petro Stopping Centers, L.P.

10.22 (l)	Amended Employee Agreement, dated February 1, 2002, by and between James A. Cardwell, Jr. and Petro Stopping Centers, L.P.

10.23 (m)	Lease Agreement, dated August 12, 2002, between Quadland Corporation and Petro Stopping Centers, L.P.

10.24 (m)	Equipment Lease, dated August 12, 2002, between Tewel Corporation and Petro Stopping Centers, L.P.

10.25 (n)	Services Outsourcing Agreement, dated July 1, 2001, between Mobil Diesel Supply Corporation and Petro Stopping Centers, L.P.

10.26 (n)	Second Amendment to the Limited Liability Company Operating Agreement of Petro Travel Plaza, LLC, dated as of December 19, 2002, by and between Petro Stopping Centers, L.P. and Tejon Development Corporation.

10.27 (n)	Nonqualified Deferral Plan Administration Services Agreement, dated January 23, 2003, between Benefit Plan Services, Inc. and Petro Stopping Centers, L.P.

10.28 (o)	Renewal and Extension of Petro/El Paso Amusement Services Agreement, dated April 1, 2003, by and between Petro Stopping Centers, L.P. and El Paso Vending and Amusement Company.

10.29 (p)	Amendment No. 1 to Lease Agreement, dated July 10, 2003, by and between J.A. Cardwell, Sr., Trustee and Petro Stopping Centers, L.P.

10.30 (q)	Letter Agreement, dated February 2, 2004, by and between ExxonMobil Oil Corporation and Mobil Diesel Supply Corporation, and Petro Stopping Centers, L.P.

10.31 (q)	Fourth Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by J.A. Cardwell, Sr. (“Indemnitor”) for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation.

10.32 (q)	Fourth Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by J.A. Cardwell, Jr. (“Indemnitor”) for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation.

10.33 (q)	Fourth Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by JAJCO II, Inc. (“Indemnitor”) for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation.

10.34 (q)	Second Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by Petro, Inc. (“Indemnitor”) for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation.

10.35 (r)	Revolving Credit and Term Loan Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent, and the other lenders party thereto.

10.36 (r)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9% Senior Secured Notes due 2012.

10.37 (r)	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9% Senior Secured Notes due 2012.

10.38 (r)	Second Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as Trustee, relating to Petro Stopping Centers, L.P.’s $135 million aggregate principal amount 10 1/2% Senior Notes due 2007.

10.39 (s)	First Amendment to Credit Agreement, entered into as of January 21, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer.

10.40(t)	Purchase Agreement, entered into as of March 4, 2005, by and among Petro Stopping Centers, L.P. and Bordentown Junction Truck Stop Joint Venture.

14.01 (q)	Petro Stopping Centers, L.P.’s Professional Ethics Policy.

21.01 (g)	Subsidiaries of the Company.

31.01*	Chairman and Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.02*	Chief Financial Officer and Secretary’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1996.
(b)	Incorporated by reference to Petro Stopping Centers, L.P.’s Registration Statement on Form S-1 (Registration No. 33-76154).
(c)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1997.
(d)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(e)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(f)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on August 6, 1999.
(g)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Registration Statement on Form S-4 (Registration No. 333-87371).
(h)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(i)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(j)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000.
(k)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001.
(l)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(m)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(n)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002.
(o)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(p)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(q)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003.
(r)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Current Report on Form 8-K, filed on February 23, 2004.
(s)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Current Report on Form 8-K, filed on January 27, 2005.
(t)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004.
(u)	Incorporated by reference to Petro Stopping Centers, L.P.’s Registration Statement on Form S-4, filed on May 10, 2004.
*	Filed herewith